Form 10-K405
period 2000-12-31
FINGER LAKES BANCORP INC
filed 2001-03-29
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ___________________ to ______________________

                        Commission File Number: 000-31821

                           Finger Lakes Bancorp, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         United States                                  16-1594819
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          470 Exchange Street                                     14456
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (315) 789-3838
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
           -----------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of February 28, 2001, there were issued and outstanding 3,445,110 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 2001 ($7.75) was $23,018,477.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1. BUSINESS

General

      Finger Lakes Bancorp, Inc. Finger Lakes Bancorp is the Delaware chartered holding company parent of Savings Bank of the Finger Lakes. Finger Lakes Bancorp was formed in connection with the conversion of Finger Lakes Financial Corporation, MHC from mutual to stock form in November 2000. At December 31, 2000 Finger Lakes Bancorp had consolidated assets totaling $329.2 million, deposits of $228.5 million and consolidated stockholders' equity of $36.6 million.

      Savings Bank of the Finger Lakes. Savings Bank of the Finger Lakes was formed as the result of the merger in 1984 of Geneva Savings Bank, a New York-chartered savings bank, and Geneva Federal Savings and Loan Association. On November 10, 1994, Savings Bank of the Finger Lakes completed its reorganization from a federally chartered, mutual savings bank to a federally chartered mutual holding company known as Finger Lakes Financial Corporation, MHC. Savings Bank of the Finger Lakes reorganized into a two-tier mutual holding company structure on August 17, 1998.

      Savings Bank of the Finger Lakes has traditionally operated as a community oriented savings institution providing mortgage loans and other traditional financial services to those in its local community. Savings Bank of the Finger Lakes is primarily engaged in attracting deposits from the general public through its offices and using those funds to originate loans secured by real estate. Savings Bank of the Finger Lakes also originates commercial business loans, consumer loans, mobile home loans and home equity loans and lines of credit. Savings Bank of the Finger Lakes also has a securities portfolio primarily consisting of mortgage-backed securities issued by federal agencies, United States common stocks and corporate and municipal bonds.

Market Area

      The Savings Bank of the Finger Lakes currently conducts business through its main office and branch offices located in the Finger Lakes region of New York State. Geneva, New York, where Savings Bank of the Finger Lakes is headquartered, is located in the eastern end of Ontario county and has a population of approximately 14,000 as of December 2000. We have sought to increase our presence in the Finger Lakes region by expanding our branch network and emphasizing a variety of loan and investment products. Our growth has been targeted to include those areas of the Finger Lakes region that have shown relative economic strength. Our market area is mainly rural with employment based primarily in education, service industries, and small manufacturing concerns, which have experienced little growth in recent years, and agricultural operations. Approximately 50% of the market area's labor force is employed in traditional white collar jobs. The two largest employers in Geneva are Hobart and William Smith Colleges and Geneva General Hospital. The largest employer in Seneca county is ITT Fluid Technology. The largest employer in Tompkins county is Cornell University.

Lending Activities

      General. Our loan portfolio is predominantly comprised of conventional real estate mortgages, including one-to four-family dwellings, and commercial real estate. Historically, our primary emphasis has been on the origination of residential mortgages. In recent years we have sought to increase our multi-family and commercial real estate lending as well as non-mortgage lending, in particular home equity loans and commercial business lending. At December 31, 2000, loans totaled $172.2 million, of which $84.5 million, or 49.07%, were secured by one-to four-family real estate, $35.7 million, or 20.75% were secured by multi-family and commercial real estate, $2.8 million, or 1.60%, were construction loans, and $49.2 million or 28.58% were non-mortgage loans. At December 31, 2000, these non-mortgage loans consisted of commercial business loans of $14.0 million, or 8.12% of total loans; consumer loans of $5.8 million, or 3.35% of total loans; mobile home loans of $8.4 million, or 4.89% of total loans and home equity and property improvement loans of $21.0 million, or 12.22% of total loans.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                               At December 31,
                                                ----------------------------------------------------------------------------
                                                          2000                       1999                      1998
                                                ----------------------     ----------------------     ----------------------
                                                  Amount       Percent       Amount       Percent       Amount       Percent
                                                ---------      -------     ---------      -------     ---------      -------
                                                                           (Dollars In Thousands)
Mortgage Loans:
One-to-four-family real estate ............     $  84,490       49.07%     $  90,705       56.68%     $  89,456       61.19%
Multi-family and commercial real estate ...        35,723       20.75         28,042       17.52         20,534       14.05
Construction ..............................         2,755        1.60          2,695        1.69          6,912        4.73
                                                ---------      ------      ---------      ------      ---------      ------
Total mortgage loans ......................       122,968       71.42        121,442       75.89        116,902       79.97
                                                ---------      ------      ---------      ------      ---------      ------

Non-Mortgage Loans:
Commercial business .......................        13,987        8.12          9,896        6.18          5,413        3.70
Home equity and property improvement ......        21,043       12.22         18,235       11.39         12,874        8.81
Mobile home ...............................         8,429        4.89          4,501        2.81          4,074        2.79
Consumer ..................................         5,761        3.35          5,966        3.73          6,920        4.73
                                                ---------      ------      ---------      ------      ---------      ------
Total non-mortgage loans ..................        49,220       28.58         38,598       24.11         29,281       20.03
                                                ---------      ------      ---------      ------      ---------      ------
Total loans ...............................       172,188      100.00%       160,040      100.00%       146,183      100.00%
                                                               ======                     ======                     ======

Premiums, net of deferred fees ............           187                        163                        129
Allowance for loan losses .................        (1,468)                    (1,349)                    (1,176)
                                                ---------                  ---------                  ---------
Net loans .................................     $ 170,907                  $ 158,854                  $ 145,136
                                                =========                  =========                  =========
                                                                  At December 31,
                                                -------------------------------------------------
                                                         1997                       1996
                                                ---------------------      ----------------------
                                                 Amount       Percent       Amount        Percent
                                                ---------     -------      --------       -------
                                                               (Dollars In Thousands)
Mortgage Loans:
One-to-four-family real estate ............     $  75,679       63.42%     $  57,932       64.60%
Multi-family and commercial real estate ...        19,243       16.13         11,176       12.46
Construction ..............................         2,103        1.75          1,296        1.44
                                                ---------      ------       --------      ------
Total mortgage loans ......................        97,025       81.30         70,404       78.50
                                                ---------      ------       --------      ------

Non-Mortgage Loans:
Commercial business .......................         3,392        2.84          3,290        3.67
Home equity and property improvement ......         9,184        7.70          6,137        6.84
Mobile home ...............................         4,916        4.12          5,703        6.36
Consumer ..................................         4,819        4.04          4,155        4.63
                                                ---------      ------       --------      ------
Total non-mortgage loans ..................        22,311       18.70         19,285       21.50
                                                ---------      ------       --------      ------
Total loans ...............................       119,336      100.00%        89,689      100.00%
                                                               ======                     ======

Premiums, net of deferred fees ............           252                         81
Allowance for loan losses .................        (1,149)                    (1,088)
                                                ---------                  ---------
Net loans .................................     $ 118,439                  $  88,682
                                                =========                  =========

      Contractual Principal Repayments. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in our portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due under one year.

                                             Due Under      Due 1-3     Due 3-5      Due 5-10     Due 10-20     Due 20+
                                               1 Year        Years        Years        Years        Years        Years        Total
                                             ---------     --------     --------     --------     ---------    --------     --------
                                                                                  (In Thousands)
One-to four-family real estate ............   $  3,070     $  6,839     $  7,889     $ 25,448     $ 22,488     $ 18,756     $ 84,490
Multi-family and commercial real estate ...      2,233        5,100        6,079       19,462        2,195          654       35,723
Construction ..............................      2,755           --           --           --           --           --        2,755
Commercial business .......................      4,396        8,640          951           --           --           --       13,987
Home equity and property improvement ......        656        1,494        1,775        6,038        7,130        3,950       21,043
Mobile home ...............................        261          606          740        2,646        4,176           --        8,429
Consumer ..................................      1,703        4,058           --           --           --           --        5,761
                                              --------     --------     --------     --------     --------     --------     --------
Total .....................................   $ 15,074     $ 26,737     $ 17,434     $ 53,594     $ 35,989     $ 23,360     $172,188
                                              ========     ========     ========     ========     ========     ========     ========

      The following table sets forth the dollar amount of all loans due after one year from December 31, 2000, which have fixed interest rates or which have floating or adjustable interest rates.

                                                              Floating or
                                               Fixed Rates  Adjustable Rates      Total
                                               -----------  ----------------      -----
                                                         (Dollars In Thousands)
One-to four-family real estate ............     $ 54,364        $ 27,056        $ 81,420
Multi-family and commercial real estate ...        4,805          28,685          33,490
Commercial business .......................        2,995           6,596           9,591
Home equity and property improvement ......       12,842           7,545          20,387
Mobile home ...............................        8,168              --           8,168
Consumer ..................................        4,058              --           4,058
                                                --------        --------        --------
Total .....................................     $ 87,232        $ 69,882        $157,114
                                                ========        ========        ========
Percent of total ..........................        55.52%          44.48%         100.00%
                                                --------        --------        --------

      Scheduled contractual amortization of loans does not reflect the actual term of the loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Savings Bank of the Finger Lakes the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Originations, Purchases and Sales of Loans.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                            Year Ended December 31,
                                                            -----------------------
                                                       2000          1999          1998
                                                     --------      --------      --------
                                                                (In Thousands)
Loan originations:
One-to four-family real estate .................     $  7,085      $ 21,869      $ 42,138
Multi-family and commercial real estate ........       10,972         7,924         4,582
Construction ...................................        2,410         5,257         8,844
Commercial business loans ......................        7,187        10,936         4,087
Home equity and property improvement loans .....        5,628        10,234         7,806
Mobile home loans ..............................        4,944         1,388           132
Consumer loans .................................        3,489         3,030         6,040
                                                     --------      --------      --------
Total loans originated .........................       41,715        60,638        73,629
Purchases ......................................           --            51           770
                                                     --------      --------      --------
Total loans originated and purchased ...........       41,715        60,689        74,399
                                                     --------      --------      --------

Sales and principal reductions:
Loans sold .....................................        5,206        14,000        21,135
Loan principal payments and other reductions ...       24,360        32,832        26,417
                                                     --------      --------      --------
Total sold and principal reductions ............       29,566        46,832        47,552
Increase (decrease) due to other items, net ....          (96)         (139)         (150)
                                                     --------      --------      --------
Net increase in net loan portfolio .............     $ 12,053      $ 13,718      $ 26,697
                                                     ========      ========      ========

      One-to Four-Family Real Estate Loans. Higher interest rates for most of the year, combined with reduced emphasis on residential lending, resulted in lower one- to four-family originations in 2000 than in prior years. At December 31, 2000, $84.5 million, or 49.07%, of our total loan portfolio consisted of one-to four-family real estate loans, down from $90.7 million or 56.68% at December 31, 1999.

      We offer both fixed-rate and adjustable-rate one-to four-family real estate loans with various terms up to 30 years. In recent periods a substantial number of our originations of fixed-rate loans had terms of 15 years. Currently, substantially all fixed-rate loans originated by us are sold to Fannie Mae on a servicing retained basis. As of December 31, 2000, 60.2% of our one-to four-family real estate loan portfolio had terms of between 16 and 30 years.

      We offer adjustable-rate mortgages in order to decrease the vulnerability of our operations to changes in interest rates. At December 31, 2000, 32.6% of the one-to four-family real estate loans in our loan portfolio consisted of adjustable-rate loans. Adjustable-rate mortgages are offered with initial rates which are fixed for one, three and five years and adjust annually thereafter. One year adjustable rate loans have a 2% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Three and five year adjustable rate mortgages have a 3% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Adjustable rate loans are priced in accordance with the corresponding treasury security. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the property securing the loan may be adversely affected by higher interest rates.

      Originations of one- to four- family real estate loans in 2000 totaled $7.1 million, compared to $21.9 million in 1999, and $42.1 million in 1998. Generally, one-to four-family mortgage loans are originated with loan-to-value ratios up to 95% of the appraised value of the property or the purchase price of the property with private mortgage insurance. Loans have "due on sale" clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the property serving as collateral for the mortgage. We receive appraisals on all one-to four-family loans. We also review and verify each loan applicant's income and credit history.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2000, $35.7 million, or 20.75%, of our total loan portfolio consisted of loans secured by existing multi-family and commercial real estate, up from $28.0 million or 17.52% of total loans at December 31, 1999. Our multi-family and commercial real estate loans include loans secured by small office buildings, retail establishments, light manufacturing and distribution facilities and apartment buildings.

      We originate both fixed- and adjustable-rate multi-family and commercial real estate loans. We generally offer multi-family and commercial real estate loans with amortization schedules of up to twenty years with no more than five years at a fixed rate of interest. Multi-family and commercial real estate loans are originated with loan-to-value ratios generally up to 80% of the lower of the purchase price or an independent appraisal. In deciding to originate a multi-family or commercial real estate loan, we will review the credit worthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow from the property to debt service requirements of the borrower, the value of the property and the quality of the management involved with the property. Generally, we will obtain the personal guarantee of the principals when originating multi-family and commercial real estate loans. We originated $11.0 million of multi-family and commercial real estate loans in 2000, compared to $7.9 million in 1999 and $4.6 million in 1998.

      Multi-family and commercial real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

      Construction Loans. We make construction loans for residential and commercial purposes. Construction loans are disbursed as construction is completed. We generally will not make construction loans on a speculative basis. At December 31, 2000, construction loans totaled $2.8 million, or 1.60%, of the total loan portfolio. Of this amount, residential construction loans amounted to $500,000 or 0.28% of our total loan portfolio. Residential construction lending is generally limited to our primary lending area. Residential construction loans are generally to end owners and are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Residential construction loans have terms which generally match the non-construction loans then offered by us, except that during the construction phase the borrower only pays interest on the loan. The interest rates charged on such loans are generally 0.25% higher than those charged on other single-family residential loans. Residential construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. In addition, residential construction loans may be sold to Fannie Mae on a servicing retained basis following its conversion to a permanent loan after the construction period.

      At December 31, 2000, commercial construction loans amounted to $2.3 million or 1.32% of our total loan portfolio. Commercial construction lending is generally limited to our primary lending areas. These loans are generally structured to convert to permanent financing at the end of the construction phase, which typically is no more than twenty-four months, including a "lease up period" of up to twelve months. Commercial construction loans may also be structured for permanent financing by other financial institutions upon completion of the construction period. Commercial construction loans are underwritten pursuant to established policy guidelines. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

      Commercial Business Loans. At December 31, 2000, $14.0 million, or 8.12%, of our total loan portfolio consisted of commercial business loans. Commercial business loans are generally provided to various types of closely held businesses located principally in our primary market area. Our commercial business loans may be structured as short-term self-liquidating lines of credit and term loans. Commercial business term loans generally have terms of five years or less (up to seven years if guaranteed by the Small Business Administration) and interest rates which float in accordance with the prime rate, although we also originate commercial business loans with fixed rates of interest. Our commercial lines of credit and commercial term loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans.

      We have actively sought to increase our commercial business lending. We established a commercial lending department in 1996. This department currently has four dedicated lenders and three back office support staff. During 2000, we originated $7.2 million in commercial business loans compared to $10.9 million and $4.1 million during 1999 and 1998, respectively.

      Commercial business loans generally are deemed to entail significantly greater credit risk than that which is involved with residential real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      Home Equity and Property Improvement Loans. We offer home equity loans and lines of credit and property improvement loans, the total of which amounted to $21.0 million, or 12.22%, of the total loan portfolio as of December 31, 2000. Home equity loans and lines of credit are generally made only for owner occupied homes. Home equity loans and lines of credit are secured by second mortgages on residences with the maximum loan to appraised value ratio permitted by Savings Bank of the Finger Lakes (after inclusion of any senior liens on the property thereto) being 100%. We intend to continue emphasizing the origination of home equity and property improvement loans within our market area.

      Mobile Home Loans. We purchase mobile home loans from a third-party loan originator who specializes in such lending. As of December 31, 2000, we had $8.4 million, or 4.89%, of our total loan portfolio secured by mobile homes owned by individuals. While we generally lend throughout the states of New York and New Jersey, the mobile home units are primarily located in what we believe to be well-managed mobile home parks. Mobile home loans are made at fixed rates for terms of up to 20 years, although most mobile home loans have terms of 15 years.

      Consumer Loans. Subject to the restrictions contained in federal laws and regulations, we also are authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 2000, $5.8 million, or 3.35%, of our total loan portfolio consisted of consumer loans. We also offer unsecured personal loans in amounts up to $5,000.

      Loan Originations and Underwriting. Our lending activities are subject to written, non-discriminatory, underwriting standards and the loan origination procedures adopted by management and the Board of Directors. Designated loan officers have the authority to approve residential loans up to $240,000 and consumer loans up to $100,000. Residential and consumer loans up to $350,000 may be approved by a senior lending officer. Residential and consumer loans exceeding these amounts and up to $500,000 may be approved by our President and or a senior loan officer. Commercial business loans and commercial real estate loans may be approved by designated loan officers up to $200,000. Commercial business loans and multi-family and commercial real estate loans in excess of $200,000 and up to $500,000 may be approved by a senior loan officer or President and Chief Executive Officer. All loans in excess of the individual loan limits described above must be approved by the loan committee which consists of officers of the Savings Bank of the Finger Lakes. This committee has the authority to approve loans up to $750,000. If any loan or group of loans to one borrower exceeds $750,000, it must be approved by the loan committee and subsequently approved by a committee of the Board of Directors. At December 31, 2000, our guideline, or "house lending limit" to one borrower was $2.0 million. On that date, there was one borrower in excess of our lending limits, with loans outstanding of $2,078,000. This is within the regulatory limits on loans to one borrower.

Asset Quality

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amount and as a percentage of our total loan portfolio. The amounts presented represent principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                    Multi-family and
                             One- to Four-family     Commercial Real                           Commercial
                                 Real Estate             Estate         Construction            Business             Mobile Home
                             -------------------    ----------------    ------------           ----------            -----------

                              Amount        %       Amount       %     Amount        %     Amount        %        Amount        %
                              ------        -       ------       -     ------        -     ------        -        ------        -

                                                                     (Dollars in Thousands)
                                                                     ----------------------
Loans delinquent for:
30 - 59 days ............     $  450      0.26%     $  --        --%    $  --        --%    $  228      0.13%     $   60      0.04%
60 - 89 days ............         13      0.01         --        --        --        --         --        --          26      0.02
90 days and over ........        155      0.09         --        --        --        --         55      0.03          10      0.01
                              ------      ----      -----        --     -----        --     ------      ----      ------      ----
Total delinquent
loans ...................     $  618      0.36%     $  --        --%    $  --        --%    $  283      0.16%     $   96      0.07%
                              ======      ====      =====        ==     =====        ==     ======      ====      ======      ====
                             Home Equity and
                                 Property
                                Improvement             Consumer                 Total
                             ---------------            --------                 -----

                              Amount        %       Amount        %       Amount        %
                              ------        -       ------        -       ------        -

                                                 (Dollars in Thousands)
                                                 ----------------------
Loans delinquent for:
30 B 59 days ............     $  119      0.07%     $   51      0.03%     $  908      0.53%
60 B 89 days ............         76      0.04           1        --         116      0.07
90 days and over ........         --        --           9        --         229      0.13
                              ------      ----      ------      ----      ------      ----
Total delinquent
loans ...................     $  195      0.11%     $   61      0.03%     $1,253      0.73%
                              ======      ====      ======      ====      ======      ====

      Loan Delinquencies and Collection Procedures. Our collection procedures provide that if a loan is past due five days after expiration of the applicable grace period, a telephone call is made to the borrower stressing the need to make the loan current and obtaining the reasons for delinquency. This process is implemented by a special asset manager and a collector. If payment is not promptly received, we will exercise our rights to debit the borrower's deposit account (if a deposit relationship exists) or otherwise exercise our rights of offset. If the loan becomes past due 60 days we will send the borrower a demand letter and a notice of intent to foreclose or repossess the underlying collateral. Loans that are written off at the conclusion of the process are turned over to a collection agency for additional recovery efforts.

      Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non-accrual status. In addition, we place any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Application of cash payments received while a loan is on non-accrual is determined by the chief financial officer and the senior loan officer. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged-off before they become 120 days delinquent.

      As of December 31, 2000, our total nonaccrual loans amounted to $229,000, or 0.13% of total loans, compared to $587,000, or 0.37% of total loans, at December 31, 1999. The largest non-performing loan at December 31, 2000, consisted of a one-to four-family mortgage on which $65,000 was outstanding.

      Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. As of December 31, 2000, we had $286,000 of troubled debt restructurings, compared to $282,000 as of December 31, 1999. Because all of these troubled debt restructurings were entered into prior to 2000 and were performing in accordance with modified or restructured terms at December 31, 2000, they are not considered to be impaired loans for disclosure purposes.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosures or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. As of December 31, 2000, we held 3 parcels of real estate owned with an aggregate carrying value of $82,000.

      The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

                                                                               December 31,
                                                          ------------------------------------------------------
                                                           2000        1999        1998        1997        1996
                                                          ------      ------      ------      ------      ------
                                                                          (Dollars in Thousands)
Non-accruing loans:
  One-to-four-family real estate ....................     $  155      $  393      $  673      $  403      $  194
  Multi-family and commercial real estate ...........         --          --          --           3         407
  Construction ......................................         --          --          --          --          --
  Commercial business ...............................         55         181         268           6         133
  Home equity and property improvement ..............         --          --          17          38          83
  Mobile home .......................................         10          13          20          58          60
  Consumer ..........................................          9          --          38          56          41
                                                          ------      ------      ------      ------      ------

   Total non-performing loans .......................        229         587       1,016         564         918

Real estate owned ...................................         82          93          90         150         275
                                                          ------      ------      ------      ------      ------
   Total non-performing assets ......................     $  311      $  680      $1,106      $  714      $1,193
                                                          ======      ======      ======      ======      ======

Troubled debt restructurings ........................     $  286      $  282      $  121      $  520      $  669

Total non-performing loans and troubled debt
  restructurings as a percentage of total loans .....       0.30%       0.54%       0.78%       0.91%       1.77%

Total non-performing assets and troubled debt
  restructurings as a percentage of total assets ....       0.18%       0.32%       0.43%       0.50%       0.93%

      We had no accruing loans greater than 90 days delinquent at December 31, 2000, 1999 and 1998. The additional interest income that would have been recorded during the years ended December 31, 2000, December 31, 1999 and December 31, 1998 if our non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $33,000, $65,000 and $78,000, respectively.

      Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. There are three classifications for problem assets: "substandard" , "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a specific valuation allowance will be established to cover 100% of the portion of the asset classified loss, or such amount will be charged-off. General loss allowances related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings association to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish reserves.

      At December 31, 2000, we had $396,000 of assets categorized as special mention, $3.4 million of assets classified as substandard and $148,000 of assets classified as doubtful or loss. As of December 31, 2000, total classified assets, including real estate owned and special mention assets, amounted to 1.21% of total assets as compared to 0.88% of total assets at December 31, 1999. This increase is primarily the result of two commercial relationships being downgraded.

      Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon (1) in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions; (2) in the case of commercial business loans and commercial real estate loans, identification of a significant decline in value; and (3) in the case of consumer loans, an assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      At December 31, 2000, our allowance for loan losses amounted to $1,468,000 compared to $1,349,000 at December 31, 1999.

      The following table sets forth an analysis of our allowance for loan losses during the periods indicated. See Notes 1 and 3 to the Notes to Consolidated Financial Statements.

                                                                                          At or for
                                                                                 the Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
                                                          ---------       ---------       ---------       ---------       ---------
                                                                                   (Dollars In Thousands)
Total loans outstanding .............................     $ 172,188       $ 160,040       $ 146,183       $ 119,336       $  89,689
                                                          =========       =========       =========       =========       =========
Average loans outstanding ...........................     $ 166,072       $ 153,783       $ 132,324       $  99,939       $  87,058
                                                          =========       =========       =========       =========       =========

Balance at beginning of period ......................     $   1,349       $   1,176       $   1,149       $   1,088       $     809
                                                          ---------       ---------       ---------       ---------       ---------
Charge-offs:
   One- to four-family real estate ..................           (78)            (93)            (38)             (9)            (35)
   Multi-family and commercial real estate ..........            --              --              --              --              --
   Construction .....................................            --              --              --              --              --
   Consumer .........................................           (98)           (113)           (141)           (137)           (183)
   Commercial business ..............................           (12)             (6)           (114)             (1)            (48)
   Home equity and property improvement .............            --              --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Total charge-offs: ..................................          (188)           (212)           (293)           (147)           (266)
Recoveries ..........................................            47             185              80              88              62
                                                          ---------       ---------       ---------       ---------       ---------
Net charge-offs .....................................          (141)            (27)           (213)            (59)           (204)
Provision for loan losses ...........................           260             200             240             120             483
                                                          ---------       ---------       ---------       ---------       ---------
Balance at end of period ............................     $   1,468       $   1,349       $   1,176       $   1,149       $   1,088
                                                          =========       =========       =========       =========       =========
Allowance for loan losses as a percentage of
   total loans outstanding ..........................          0.85%           0.84%           0.80%           0.96%           1.21%
                                                          =========       =========       =========       =========       =========
Net charge-offs as a percentage of average
   loans outstanding ................................          0.09%           0.02%           0.16%           0.06%           0.24%
                                                          =========       =========       =========       =========       =========
Allowance for loan losses to non-performing loans ...        641.05%         229.81%         115.75%         203.72%         118.52%
                                                          =========       =========       =========       =========       =========

      Although we believe that we have established our allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to significantly increase the allowance for loan losses, thereby reducing our retained earnings and income.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                     At December 31,
                                             ------------------------------------------------------------------
                                                    2000                   1999                   1998
                                             --------------------   --------------------   --------------------
                                                      % of Loans             % of Loans             % of Loans
                                                        in Each                in Each                in Each
                                                      Category to            Category to            Category to
                                             Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                             ------   -----------   ------   -----------   ------   -----------
                                                                  (Dollars In Thousands)
Balance at end of period applicable to:

One-to-four-family real estate .........     $  160      49.07%     $  314      56.60%     $  315      61.19%
Multi-family and commercial real
   estate ..............................        435      20.75         360      17.82         325      14.05
Construction ...........................          1       1.60           6       1.69           3       4.73
Commercial business ....................        376       8.12         194       5.96         160       3.70
Consumer ...............................        148       3.35         119       3.73          91       4.73
Mobile home ............................          4       4.89          10       2.81           7       2.79
Home equity and property
   improvement .........................         50      12.22          76      11.39          40       8.81
                                                        ------                 ------                 ------
Unallocated ............................        294                    270         --         235         --
                                             ------                 ------     ------      ------     ------
Total allowance for loan losses ........     $1,468     100.00%     $1,349     100.00%     $1,176     100.00%
                                             ======     ======      ======     ======      ======     ======
                                                           At December 31,
                                             --------------------------------------------
                                                    1997                    1996
                                             --------------------   ---------------------
                                                      % of Loans              % of Loans
                                                        in Each                 in Each
                                                      Category to             Category to
                                             Amount   Total Loans   Amount    Total Loans
                                             ------   -----------   ------    -----------
                                                       (Dollars In Thousands)
Balance at end of period applicable to:

One-to-four-family real estate .........     $  320      63.42%     $  257      64.60%
Multi-family and commercial real
   estate ..............................        314      16.13         254      12.46
Construction ...........................          1       1.75           3       1.44
Commercial business ....................         85       2.84         114       3.67
Consumer ...............................         94       4.04         115       4.63
Mobile home ............................         29       4.12          38       6.36
Home equity and property
   improvement .........................         76       7.70          45       6.84
                                                        ------                 ------
Unallocated ............................        230         --         262         --
                                             ------     ------      ------     ------
Total allowance for loan losses ........     $1,149     100.00%     $1,088     100.00%
                                             ======     ======      ======     ======

Investment Activities

      General. Our investment securities policy is contained within our overall asset/liability policy. The policy, which is established by senior management and approved by the Board of Directors, is based upon our asset and liability management goals and is designed to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. Investment activities consist primarily of investments in fixed and adjustable rate mortgage-backed securities, including collateralized mortgage obligations ("CMOs") and U.S. Government and Agency securities.

      We have invested in mortgage-backed securities totaling $24.0 million at December 31, 2000 which are insured or guaranteed by Freddie Mac, Ginnie Mae, or Fannie Mae, all of which are agencies of the federal government or government sponsored corporations. Of this total $3.9 million consisted of Freddie Mac certificates, $11.5 million consisted of Fannie Mae certificates and $8.6 million consisted of Ginnie Mae certificates. We have also invested in collateralized mortgage obligations ("CMOs") of $49.2 million, of which $32.3 million or 65.57% are backed by Freddie Mac, Ginnie Mae and Fannie Mae securities, and $16.9 million or 34.43% are obligations of private issuers. Mortgage-backed securities, including CMOs backed by U.S. Government agencies, increase the liquidity and the quality of our assets by virtue of the guarantees that back either the securities themselves or, in the case of the CMOs, the underlying securities. In addition, at December 31, 2000, 42.24% of our mortgage-backed securities portfolio, including CMO's, consisted of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

      The following table sets forth the activity in our mortgage-backed securities portfolio (including CMO's) during the periods indicated. Our mortgage-backed securities are classified as available for sale, and consequently are carried on our financial statements at fair value.

                                                                 At or for the Year Ended
                                                                       December 31,
                                                          --------------------------------------
                                                            2000           1999           1998
                                                          --------       --------       --------
                                                                   (Dollars In Thousands)
Mortgage-backed securities at beginning of period ...     $ 70,265       $ 86,612       $ 71,824
Purchases ...........................................       12,939         14,636         62,821
Sales ...............................................       (3,614)        (5,738)       (25,856)
Repayments ..........................................       (8,459)       (22,396)       (21,669)
Unrealized gain (loss) ..............................        2,083         (2,812)          (415)
Net accretion/amortization ..........................          (53)           (37)           (93)
                                                          --------       --------       --------

Mortgage-backed securities at end of period .........     $ 73,161       $ 70,265       $ 86,612
                                                          ========       ========       ========

Weighted average yield at end of period .............         6.76%          6.57%          6.49%
                                                          ========       ========       ========

      At December 31, 2000, $70.9 million was scheduled to mature after five years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

      At December 31, 2000, fixed rate mortgage-backed securities amounted to $42.3 million and adjustable rate mortgage-backed securities amounted to $30.9 million. All mortgage-backed securities qualify for regulatory liquidity.

      Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. In addition, we have certain additional investment authority under OTS regulations as a result of certain grandfathered powers permitted under the terms of the approval of our conversion from state to federal charter.

      Our investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Executive Committee which consists of five Board members, including the chief executive officer. An investment officer is authorized to purchase and sell investments up to certain limits set forth in the investment policy. All other investment transactions must receive prior approval of the Executive Committee. At the time of purchase of an investment or mortgage-backed security, management designates the security as either held to maturity or available for sale based on our investment objectives, operational needs and intent. We maintain no trading account securities. Investment activities are monitored to ensure that they are consistent with the investment policy's established guidelines and objectives.

      As of December 31, 2000, our held to maturity investment securities portfolio had an amortized cost of $1.6 million, consisting of securities issued by municipal agencies. As of the same date, our securities available for sale portfolio had a fair value of $131.3 million, of which $44.6 million was securities issued by the U.S. Government and Federal Government agencies, $73.2 million was mortgage-backed securities, $6.5 million was corporate debt securities, $5.6 million was asset-backed securities, and $1.4 million was mutual funds and common stock.

      The following table sets forth certain information relating to Savings Bank of the Finger Lakes' investment securities portfolio at the dates indicated.

                                                 December 31, 2000         December 31, 1999         December 31, 1998
                                               ---------------------     ---------------------     ---------------------
                                               Amortized      Fair       Amortized      Fair       Amortized       Fair
                                                 Cost         Value        Cost         Value        Cost         Value
                                               ---------    --------     ---------    --------     ---------    --------
                                                                            (In Thousands)
Securities available for sale:
  Debt securities:
  U.S. Government and agency bonds .......     $ 45,448     $ 44,595     $ 45,401     $ 42,546     $ 25,962     $ 26,064

  Mortgage-backed securities:
    Collateralized mortgage obligations ..       49,611       49,232       51,996       50,142       59,063       59,044
    Fannie Mae ...........................       11,614       11,477       12,307       11,818       16,436       16,597
    Freddie Mac ..........................        3,906        3,895        4,585        4,495        6,115        6,188
    Ginnie Mae ...........................        8,519        8,557        3,949        3,810        4,760        4,784
                                               --------     --------     --------     --------     --------     --------
Total mortgage-backed securities .........       73,650       73,161       72,837       70,265       86,374       86,613

Corporate and other debt securities ......       12,113       12,125        4,729        4,559           --           --
                                               --------     --------     --------     --------     --------     --------

Total debt securities ....................      131,211      129,881      122,967      117,370      112,336      112,677

Equity securities ........................        1,607        1,440        1,657        1,380        2,738        2,656
                                               --------     --------     --------     --------     --------     --------

Total securities available for sale ......     $132,818     $131,321     $124,624     $118,750     $115,074     $115,333
                                               ========     ========     ========     ========     ========     ========

Securities held to maturity:
  Debt securities:
    U.S. Government and agency bonds .....     $     --     $     --     $     --     $     --     $  4,000     $  4,022
    Corporate and municipal bonds ........        1,563        1,563        1,593        1,567          640          640
                                               --------     --------     --------     --------     --------     --------

    Total securities held to maturity ....     $  1,563     $  1,563     $  1,593     $  1,567        4,640        4,662
                                               --------     --------     --------     --------     --------     --------

    Total securities .....................     $134,381     $132,884     $126,217     $120,317     $119,714     $119,995
                                               ========     ========     ========     ========     ========     ========

      At December 31, 2000, the contractual maturities of debt securities is as follows:

                                           Available for Sale      Held to Maturity
                                           ------------------     ------------------
                                           Amortized              Amortized
                                             Cost       Yield       Cost       Yield
                                           ---------    -----     ---------    -----
                                                      (Dollars in Thousands)
One year or less .....................     $    221     6.50%     $     32     5.50%
After one year through five years ....       14,651     6.42           150     5.50
After five years through ten years ...       45,160     6.43         1,206     4.83
After ten years ......................       71,179     6.92           175     5.50
                                           --------     ----      --------     ----

Total ................................     $131,211     6.70%     $  1,563     4.99%
                                           ========     ====      ========     ====

Sources of Funds

      General. Deposits are the primary source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources and are also used on a longer term basis for general business purposes.

      Deposits. Our deposits are attracted principally from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      Interest rates paid, maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      We do not advertise for deposits outside our primary market area or utilize the services of deposit brokers.

      The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

                                           December 31, 2000        December 31, 1999        December 31, 1998
                                          --------------------     --------------------     --------------------
                                           Amount      Percent      Amount      Percent      Amount      Percent
                                          --------     -------     --------     -------     --------     -------
                                                                  (Dollars In Thousands)
Certificates of deposit .............     $154,314      67.55%     $132,544      63.68%     $127,852      63.16%
                                          --------     ------      --------     ------      --------     ------

Transaction Accounts:
Savings accounts ....................       38,804      16.98        46,093      22.15        47,259      23.34
Money market accounts ...............        8,142       3.56         5,020       2.41         3,196       1.58
Demand deposits and NOW accounts ....       27,202      11.91        24,475      11.76        24,127      11.92
                                          --------     ------      --------     ------      --------     ------
  Total transaction accounts ........       74,148      32.45        75,588      36.32        74,582      36.84
                                          --------     ------      --------     ------      --------     ------
  Total deposits ....................     $228,462     100.00%     $208,132     100.00%     $202,434     100.00%
                                          ========     ======      ========     ======      ========     ======

      The following table sets forth the deposit activities of Savings Bank of the Finger Lakes during the periods indicated.

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                            2000           1999           1998
                                                         ---------      ---------      ---------
                                                                      (In Thousands)
Deposits ...........................................     $ 587,652      $ 619,483      $ 500,594
Withdrawals ........................................      (577,195)      (622,445)      (493,372)
                                                         ---------      ---------      ---------
Net increase (decrease) before interest credited ...        10,457         (2,962)         7,222
Interest credited ..................................         9,873          8,660          8,678
                                                         ---------      ---------      ---------
Net increase in deposits ...........................     $  20,330      $   5,698      $  15,900
                                                         =========      =========      =========

      The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more as of December 31, 2000.

   Maturity Period                                           Amount      Percent
   ---------------                                          -------      -------
                                                         (In Thousands)

Three months or less .................................      $ 2,687       10.06%
Over three through six months ........................        6,805       25.46
Over six through twelve months .......................       10,078       37.71
Over twelve months ...................................        7,155       26.77
                                                            -------      ------
   Total certificates of deposit with
     balances of $100,000 or more ....................      $26,725      100.00%
                                                            =======      ======

      The following table shows the interest rate and maturity information for our certificates of deposit as of December 31, 2000.

                                                    Maturity Date
                 --------------------------------------------------------------------------------
Interest Rate    1 Year or Less  Over 1 to 2 Years  Over 2 to 3 Years   Over 3 Years       Total
-------------    --------------  -----------------  -----------------   ------------       ------
                                                     (In Thousands)
4.01% - 6.00%       $ 58,236         $  7,625            $ 3,754          $  1,387       $ 71,002
6.01% - 8.00%         58,790           10,733              1,474            12,315         83,312
                    --------         --------            -------          --------       --------
    Total           $117,026         $ 18,358            $ 5,228          $ 13,702       $154,314
                    ========         ========            =======          ========       ========

      Borrowings. We may obtain advances from the FHLB of New York secured by our investment in FHLB of New York stock, our portfolio of investment securities and certain of our residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

      The following table sets forth the maximum month-end balance, average balance, and weighted average interest rate of our FHLB advances during the years indicated.

                                                For Year Ended December 31,
                                            ----------------------------------
                                              2000          1999          1998
                                            -------       -------       -------
                                                   (Dollars In Thousands)

Maximum balance ......................      $69,811       $69,960       $54,892
Average balance ......................       63,294        61,923        45,532
Weighted average interest rate .......         6.12%         5.43%         5.51%

      The following table sets forth certain information as to our FHLB advances at the dates indicated.

                                                                             At December 31,
                                                               ------------------------------------------
                                                                  2000            1999            1998
                                                               ----------      ----------      ----------
                                                                             (In Thousands)
FHLB advances outstanding ................................     $   60,243      $   69,960      $   54,815
Weighted average interest rate on outstanding advances ...           6.20%           5.64%           5.41%

      Subsidiary. SBFL Agency, Inc. is a wholly owned subsidiary of the Bank. SBFL Agency, Inc. was established in November 1995 to sell a line of fixed rate annuity products. At December 31, 2000 SBFL Agency, Inc. offered mutual funds, financial planning services and insurance annuity products.

      Employees. We have 80 full-time employees and 23 part-time employees at December 31, 2000. None of these employees is represented by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

      Savings Bank of the Finger Lakes is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Savings Bank of the Finger Lakes is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Savings Bank of the Finger Lakes also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Savings Bank of the Finger Lakes and prepares reports for the consideration of Savings Bank of the Finger Lakes' Board of Directors on any deficiencies that they may find in Savings Bank of the Finger Lakes' operations. The Federal Deposit Insurance Corporation also examines Savings Bank of the Finger Lakes in its role as the administrator of the Savings Association Insurance Fund. Savings Bank of the Finger Lakes' relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Savings Bank of the Finger Lakes' mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on Finger Lakes Bancorp and Savings Bank of the Finger Lakes and their operations.

Federal Regulation of Savings Institutions

      Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Savings Bank of the Finger Lakes.

      Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2000, Savings Bank of the Finger Lakes was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Savings Bank of the Finger Lakes is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2000, Savings Bank of the Finger Lakes maintained 82.63% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

      Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      Any additional capital distributions would require prior regulatory approval. In the event Savings Bank of the Finger Lakes' capital fell below its fully-phased in requirement or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Savings Bank of the Finger Lakes' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

      Liquidity. Savings Bank of the Finger Lakes is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Savings Bank of the Finger Lakes' average liquidity ratio for the quarter ended December 31, 2000 was 42.12%, which exceeded the applicable requirements.

      Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Savings Bank of the Finger Lakes received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

      Transactions with Related Parties. Savings Bank of the Finger Lakes' authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Finger Lakes Bancorp and its non-savings institution subsidiaries.
Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      Savings Bank of the Finger Lakes' authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Savings Bank of the Finger Lakes may make to these persons based, in part, on Savings Bank of the Finger Lakes' capital position, and requires approval procedures to be followed. At December 31, 2000, Savings Bank of the Finger Lakes was in compliance with these regulations.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties", including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage or core capital ratio and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity, including retained earnings, certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. Tangible capital is defined as core capital less all intangible assets, including supervisory goodwill, plus a specified amount of mortgage servicing rights. Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains or losses on certain available for sale securities.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 2 core and total capital, which is defined as core capital and supplementary capital, to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the Office of Thrift Supervision capital regulation based on the risks the Office of Thrift Supervision believes are inherent in the type of asset. The components of Tier 1 core capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      Office of Thrift Supervision regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association with a measured interest rate risk exposure exceeding 2%, must deduct an interest rate component equal to one-half of the excess change. The Office of Thrift Supervision has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the Office of Thrift Supervision may waive or defer an institution's interest rate risk component on a case-by-case basis.

      At December 31, 2000, Savings Bank of the Finger Lakes exceeded each of the three Office of Thrift Supervision capital requirements. See "Note 14 of the Notes to the Consolidated Financial Statements" for a table which sets forth in terms of dollars and percentages the Office of Thrift Supervision tangible, leverage and risk-based capital requirements, compared to Savings Bank of the Finger Lakes' actual amounts and percentages at December 31, 2000, and pro forma amounts and percentages based upon the issuance of the shares within the offering range and assuming that a portion of the net proceeds are retained by Finger Lakes Bancorp.

Prompt Corrective Regulatory Action

      Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Savings Bank of the Finger Lakes.

Federal Home Loan Bank System

      Savings Bank of the Finger Lakes, as a federal association, is required to be a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Savings Bank of the Finger Lakes, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2000, Savings Bank of the Finger Lakes was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2000, Savings Bank of the Finger Lakes was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

      Finger Lakes Bancorp is a non-diversified unitary savings and loan holding company, as those terms are defined under federal law, subject to regulation and supervision by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Finger Lakes Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution. Savings Bank of the Finger Lakes must notify the Office of Thrift Supervision 30 days before declaring any dividend to Finger Lakes Bancorp.

      As a unitary savings and loan holding company, Finger Lakes Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Savings Bank of the Finger Lakes continues to be a qualified thrift lender. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test" for a discussion of the qualified thrift lender requirements. Upon any non-supervisory acquisition by Finger Lakes Bancorp of another savings association, Finger Lakes Bancorp would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act of 1956.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of Savings Bank of the Finger Lakes and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Taxation

      For federal income tax purposes, Finger Lakes Bancorp and its subsidiary file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves must be recaptured, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six taxable years beginning in 1996. However, if a thrift met the residential loan requirement included in the federal legislation, then the thrift could suspend its tax bad debt recapture for the 1996 and 1997 tax years. At December 31, 2000, Finger Lakes Bancorp had a balance of approximately $3.0 million of pre-1998 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

      Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Finger Lakes Bancorp accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in the tax laws.

      Finger Lakes Bancorp is subject to the corporate alternative minimum tax to the extent it exceeds Finger Lakes Bancorp's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

State Taxation

      New York State Taxation. Finger Lakes Bancorp and Savings Bank of the Finger Lakes report income on a combined calendar year basis to New York state. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Executive Officers of the Company

      Listed below is information, as of December 31, 2000, concerning Finger Lakes Bancorp's executive officers. There are no arrangements or understandings between Finger Lakes Bancorp and any of persons named below with respect to which he or she was or is to be selected as an officer.

     Name             Age                     Position and Term
     ----             ---     --------------------------------------------------

G. Thomas Bowers       57     Chairman of the Board, President and Chief
                              Executive Officer.

Terry L. Hammond       51     Executive Vice President and Chief Financial
                              Officer.

Thomas A. Mayfield     54     Senior Vice President and Senior Loan Officer.

Leslie J. Zornow       36     Senior Vice President, retail banking.

ITEM 2. PROPERTIES

Properties

      At December 31, 2000, we conducted our business from our main office at 470 Exchange Street, Geneva, New York.

      The following table sets forth certain information with respect to the office and other properties of the Savings Bank of the Finger Lakes at December 31, 2000.

                                                                       Net Book Value/Lease
            Description/Address                   Leased/Owned           Expiration Date
            -------------------                   ------------           ---------------
                                                                      (Dollars in Thousands)
Main Office                                          Owned                     $644
470 Exchange Street
Geneva, New York

Branch Offices
Pyramid Mall
Routes 5 and 20                                      Leased                  May 2014
Geneva, New York

Seaway Plaza                                         Leased                 March 2011
Routes 5 and 20
Waterloo, New York

Commons                                              Leased                 March 2001
301 E. State Street
Ithaca, New York

South Meadow                                     Owned on Leased               $744
702 South Meadow Street                               Land                   May 2017
Ithaca, New York

Canandaigua                                      Owned on Leased               $712
659 South Main Street                                 Land                September 2018
Canandaigua, New York

Auburn                                               Leased               December 2005
108 Genesee Street
Auburn, New York

ITEM 3. LEGAL PROCEEDINGS

      Although Finger Lakes Bancorp is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which Finger Lakes Bancorp presently is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      For information concerning the market for the Finger Lakes Bancorp, Inc.'s common stock, the section captioned "Stockholder Information" in the Finger Lakes Bancorp, Inc.'s Annual Report to Stockholders for the Year Ended December 31, 2000 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The "Selected Consolidated Financial and Other Data" section of the Finger Lakes Bancorp, Inc.'s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Finger Lakes Bancorp, Inc.'s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

      For information regarding market risk see the "Management's Discussion and Analysis of Financial Conditions and Results of Operation" section of the Finger Lakes Bancorp, Inc.'s Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

      The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure during 2000.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Finger Lakes Bancorp, Inc. is incorporated herein by reference from the Finger Lakes Bancorp, Inc.'s definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal ICElection of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Finger Lakes Bancorp, Inc.'s executive officers.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Finger Lakes Bancorp, Inc.'s Proxy Statement.

ITEM 13. CERTAIN TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Finger Lakes Bancorp, Inc.'s Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (1)   Financial Statements

                  The Consolidated Financial Statements of Finger Lakes Bancorp, Inc. and the Independent Auditors' Report on such financial statements are filed under Part II, Item 8.

                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition as of December 31, 2000 and December 31, 1999.

                  Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

            (2)   Financial Statement Schedules

                  None

            (3)   Exhibits

Number                                Description
------                                -----------

3.1          Certificate of Incorporation of Finger Lakes Bancorp, Inc. (1)

3.2          Bylaws of Finger Lakes Bancorp, Inc. (1)

4            Stock Certificate of the Company (1)

10.1         Employee Stock Ownership Plan and Trust of the Company (2)*

10.3        1996 Stock Option Plan of the Company and Amendment No. 1 Thereto*
            (3)

10.4        1996 Management Recognition Plan* (3)

10.6        Modified Supplemental Pension Agreement between the Company and G.
            Thomas Bowers* (3)

10.9        Restated Deferred Compensation Plan for Directors*

10.10 Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Company and G. Thomas Bowers*

10.11       Split Dollar Agreement between the Company and G. Thomas Bowers*

13          Annual Report to Shareholders

21          Subsidiaries of the Registrant - Reference is made to Item 1.
            "Business" for the required information

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File Number 333-33418

(2) Incorporated by reference to the application for Approval of a Minority Stock Issuance by a Savings Association Subsidiary of a Mutual Holding Company on Form MHC-2 filed by the Bank with the Office of Thrift Supervision on December 17, 1993, as amended.

(3) Incorporated by reference to the Bank's Annual Report on Form 10-K for the year ended December 31, 1996.

*     Management contract or compensatory plan or arrangement.

      (b)   Reports filed on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FINGER LAKES BANCORP, INC.


Date: March 23, 2001                    By: /s/ G. Thomas Bowers
                                            ------------------------------------
                                            G. Thomas Bowers
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ G. Thomas Bowers                 By: /s/Michael J. Hanna
   ----------------------------------       ------------------------------------
   G. Thomas Bowers, President, Chief       Michael J. Hanna, Chairman of the
   Executive Officer and Director           Board
   (Principal Executive Officer)

Date: March 23, 2001                    Date: March 23, 2001


By:/s/Chris M. Hansen                   By: /s/James E. Hunter
   ----------------------------------       ------------------------------------
   Chris M. Hansen, Director                James E. Hunter, Director

Date: March 23, 2001                    Date: March 23, 2001


By:/s/Bernard G. Lynch                  By: /s/Ronald C. Long
   ----------------------------------       ------------------------------------
   Bernard G. Lynch, Director               Ronald C. Long, Director

Date: March 23, 2001                    Date: March 23, 2001


By:/s/Arthur W. Pearce                  By: /s/Joan C.  Rogers
   ----------------------------------       ------------------------------------
   Arthur W. Pearce, Director               Joan C. Rogers, Director

Date: March 23, 2001                    Date: March 23, 2001


By:/s/Terry L. Hammond
   ----------------------------------
   Terry L. Hammond, Chief Financial
     Officer

Date: March 23, 2001