Form 10-Q
period 2001-03-31
FINGER LAKES BANCORP INC
filed 2001-05-14
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                              --------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31821
                        --------------------------------

                           FINGER LAKES BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                          16-1594819
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
(Incorporation or organization)                           Identification Number)

 470 EXCHANGE STREET, GENEVA, NEW YORK                                  14456
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code: (315) 789-3838
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

                  Number of shares of common stock outstanding
                              as of March 31, 2001

COMMON STOCK, $.01 PAR VALUE                                          3,445,110
----------------------------                                         -----------
            Class                                                    Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q


                                      INDEX

                                                                         Page

PART I -  FINANCIAL INFORMATION

       Item 1 - Financial Statements (unaudited):

              Consolidated Statements of Financial Condition
                    at March 31, 2001 and December 31, 2000              3

              Consolidated  Statements of Income
                    for the three month periods ended
                    March 31, 2001 and March 31, 2000                    4

              Consolidated  Statements of Cash Flows
                    for the three month periods ended
                    March 31, 2001 and March 31, 2000                    5, 6

              Consolidated Statements of Changes in Stockholders' Equity
                    for the three month period ended March 31, 2001      7

              Notes to Consolidated Financial Statements                  8, 9

       Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10 - 12

       Item 3 - Quantitative & Qualitative Disclosure about
                    Market Risk                                          12, 13


PART II -  OTHER INFORMATION

       Item 1 - Legal Proceedings                                        14
       Item 2 - Changes in Securities and Use of Proceeds                14
       Item 3 - Defaults Upon Senior Securities                          14
       Item 4 - Submission of Matters to a Vote of Security Holders      14
       Item 5 - Other Information                                        14
       Item 6 - Exhibits and Reports on Form 8-K                         14

       Signatures                                                        15

Item 1 - Financial Statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                     March 31,     December 31,
                                                     ---------     ------------
                                                       2001           2000
                                                       ----           ----

ASSETS
------

Cash and due from banks                              $   3,936          4,496
Securities available for sale, at fair value           145,351        131,322
Securities held to maturity, fair value
  of $1,563 at March 31, 2001 and
  December 31, 2000                                      1,563          1,563

Loans                                                  177,074        173,890
    Less allowance for loan losses                       1,510          1,468
                                                     ---------       --------
Net loans                                              175,564        172,422

Accrued interest receivable                              2,430          2,479
Federal Home Loan Bank Stock, at cost                    3,620          3,523
Premises and equipment, net                              4,656          4,814
Bank owned life insurance                                8,080          5,003
Other assets                                             2,756          3,574
                                                     ---------       --------
    Total assets                                     $ 347,956        329,196
                                                     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

  Deposits                                           $ 235,642        228,462
  Advances from Federal Home Loan Bank                  71,102         60,243
  Other liabilities                                      3,388          3,920
                                                     ---------       --------
    Total liabilities                                  310,132        292,625
                                                     ---------       --------

Stockholders' Equity:
  Preferred Stock; $.01 par value; authorized
    1,000,000 shares; issued and outstanding-none           --             --
  Common Stock, $.01 par value; 5,000,000
    shares authorized; 3,445,110 shares
    issued and outstanding                                  35             35
  Additional paid-in capital                            20,068         20,068
  Retained earnings                                     18,916         18,780
  Accumulated other comprehensive income/(loss)            188           (898)
  Unallocated shares of ESOP                            (1,383)        (1,414)
                                                     ---------       --------
    Total stockholders' equity                          37,824         36,571
                                                     ---------       --------
Total liabilities and stockholders' equity           $ 347,956        329,196
                                                     =========       ========


See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                             2001        2000
                                                            ------       ----

Interest income:
    Loans                                                   $3,543       3,214
    Securities                                               2,367       2,113
    Other                                                        9           8
                                                            ------       -----
                                                             5,919       5,335
                                                            ------       -----
Interest expense:
    Deposits                                                 2,779       2,195
    Borrowings                                                 962         980
                                                            ------       -----
                                                             3,741       3,175
                                                            ------       -----
        Net interest income                                  2,178       2,160

Provision for loan losses                                       60          60
                                                            ------       -----
Net interest income after provision for loan losses          2,118       2,100
                                                            ------       -----
Non interest income:
    Service charges and other fee income                       333         216
    Net gain on sale of securities available for sale          118          --
    Net gain on sale of loans                                   12          30
    Other                                                       80           4
                                                            ------       -----
                                                               543         250
                                                            ------       -----
Non interest expenses:
    Salaries and employee benefits                           1,042         952
    Office occupancy and equipment                             446         382
    Professional fees                                          113         103
    Marketing and advertising                                   69          55
    Data processing                                             58          45
    Provision for environmental remediation                     --         150
    Other                                                      427         396
                                                            ------       -----
                                                             2,155       2,083
                                                            ------       -----

Income before income tax expense                               506         267

Income tax expense                                             163         103
                                                            ------       -----
Net income                                                  $  343         164
                                                            ======       =====
Net income per common share - basic                         $ 0.11        0.05
                                                            ======       =====
Net income per common share-diluted                         $ 0.11        0.05
                                                            ======       =====


See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                Three Months
                                                              Ended March 31,
                                                              ---------------
                                                              2001        2000
                                                            --------     ------

Cash flows from operating activities:
Net income                                                  $    343        164
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization                               210        170
     Amortization of fees, discounts
       and premiums                                               26         15
     Provision for loan losses                                    60         60
     Provision for environmental remediation                      --        150
     Net gain on sale of securities available for sale          (118)        --
     Net gain on sale of loans                                   (12)       (30)
     Net loss/(gain) from sale of real estate owned               (6)         7
     Allocation of ESOP                                           31          9
     Increase in cash value of BOLI                              (77)        --
     Proceeds from sale of loans held for sale                   634      1,615
     Loans originated for sale                                  (516)    (1,143)
     Decrease/(increase) in accrued interest receivable           49        (82)
     Increase in other assets                                    (46)      (404)
     Decrease in other liabilities                              (532)      (512)
                                                            --------     ------
Net cash provided by operating activities                         46         19
                                                            --------     ------
Cash flows from investing activities:
  Proceeds from maturities of and principal collected on
    securities available for sale                              2,398      2,444
  Proceeds from sales of securities available for sale        32,892         --
  Purchases of securities available for sale                 (47,383)    (1,774)
  Loans originated and purchased                              (9,691)    (8,225)
  Principal collected on loans                                 6,439      3,445
  Purchase of bank owned life insurance                       (3,000)        --
  Proceeds from sale of real estate owned                         56         21
  Purchases of FHLB stock                                        (97)        --
  Purchases of premises and equipment, net                       (52)      (428)
                                                            --------     ------
Net cash used in investing activities                        (18,438)    (4,517)
                                                            --------     ------

                                   (continued)

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               2001      2000
                                                             --------   -------

Cash flows from financing activities:
  Net increase/(decrease) in savings, demand and
    money market accounts                                    $  1,275      (746)
  Net increase in time deposits                                 5,905     3,611
  Net increase/(decrease) in short term advances from FHLB      6,000   (14,900)
  Long term advances from FHLB                                  5,123    15,000
  Repayments of long term advances from FHLB                     (264)     (248)
  Dividends on common stock                                      (207)      (71)
                                                             --------   -------
Net cash provided by financing activities                      17,832     2,646
                                                             --------   -------
Net decrease in cash and cash equivalents                        (560)   (1,852)

Cash and cash equivalents at beginning of period                4,496     6,095
                                                             --------   -------
Cash and cash equivalents at end of period                   $  3,936     4,243
                                                             ========   =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                 $  3,700     3,276
    Income taxes                                                   --        40

Non-cash investing activities:
  Transfer of loans to real estate owned                     $     --       224


See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                           Additional               Accumulated Other
                                                 Common     Paid-in     Retained     Comprehensive         Unallocated
                                                 Stock      Capital     Earnings     Income/(Loss)        Shares of ESOP    Total
                                                 -----      -------     --------     -------------        --------------    -----
Balance at December 31, 2000                    $    35      20,068      18,780          (898)               (1,414)        36,571

Comprehensive income:

  Net income                                         --          --         343            --                    --            343

  Change in net unrealized gains/losses
    on securities availabe for sale,
    net of taxes                                     --          --          --         1,086                    --          1,086
                                                                                                                           -------

Total comprehensive income                                                                                                   1,429
                                                                                                                           -------
Allocation of shares under ESOP                      --           7          --            --                    31             38
Stock issuance costs                                 --          (7)         --            --                    --             (7)
Cash dividends declared, $.06 per share              --          --        (207)           --                    --           (207)
                                                -------     -------      ------        ------                ------        -------
Balance at March 31, 2001                       $    35      20,068      18,916           188                (1,383)        37,824
                                                =======     =======      ======        ======                ======        =======

See accompanying notes to consolidated financial statements.

FINGER LAKES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1) BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three months ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

(2) REORGANIZATION AND SECOND STEP CONVERSION
    -----------------------------------------

    On January 31, 2000, Finger Lakes Financial Corporation, M.H.C. (the Mutual Holding Company) adopted a Plan of Conversion and Reorganization to convert from a federally chartered mutual holding company to a state chartered capital stock holding company known as Finger Lakes Bancorp, Inc. (the Company).

    The conversion to a full stock holding company was completed on November 13, 2000. This resulted in the Company succeeding Finger Lakes Financial Corp., a federally chartered stock holding company formed in August 1998, as the stock holding company of Savings Bank of the Finger Lakes (the Bank). The Company sold 2,307,325 of common stock for $7.00 per share in a public stock offering to the Bank's depositors. In addition, 1,180,052 minority shares of Finger Lakes Financial Corp. were exchanged into new shares of the Company's common stock at a ratio of .9643, resulting in total new shares outstanding of 3,445,110.

    The Reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange ratio.

(3) NET INCOME PER SHARE
    --------------------

    Basic net income per common share for the three-month periods ended March 31, 2001 and 2000 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options.

    The following is a summary of the net income per share calculation (in thousands, except net income per share):

                                                    For the three months
                                                    Ended March 31, 2001
                                                    --------------------

                                                  Basic             Diluted
                                                  -----             -------

Net income                                        $  343               343
                                                  ------             -----
Weighted average shares                            3,241             3,241
Stock options                                         --                 4
                                                  ------             -----
Total weighted average shares                      3,241             3,245
                                                  ======             =====
Net income per share                              $ 0.11              0.11
                                                  ======             =====


                                                    For the three months
                                                    Ended March 31, 2000
                                                    --------------------

                                                  Basic             Diluted
                                                  -----             -------

Net income                                        $  164               164
                                                  ------             -----
Weighted average shares                            3,413             3,413
Stock options                                         --                 1
                                                  ------             -----
Total weighted average shares                      3,413             3,414
                                                  ======             =====
Net income per share                              $ 0.05              0.05
                                                  ======             =====

(4) DIVIDENDS
    ---------

    The Company declared a regular cash dividend of $.06 per share on January 16, 2001, payable February 14, 2001 to stockholders of record January 31, 2001.

(5) RECENT ACCOUNTING PRONOUNCEMENTS
    --------------------------------

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized as either assets or liabilities in the statements of financial condition and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designations. The Company adopted SFAS No. 133 on January 1, 2001. As of that date and throughout the first quarter of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133 did not have a significant effect on the Company's financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------

Total assets as of March 31, 2001 were $348.0 million, an increase of $18.8 million or 5.7% from December 31, 2000. The increase was due primarily to a $3.1 million or 1.8% increase in total loans, an increase of $14.0 million or 10.7% in securities available for sale, and an increase in bank owned life insurance of $3.1 million, partially offset by a decrease in other assets of $818,000. With continued emphasis on complementing our traditional mortgage lending with increased commercial business lending, commercial business loans increased by $690,000, residential and commercial mortgage loans increased by $1.8 million, home equity loans increased by $190,000, and other consumer loans increased by $507,000. The increase in securities available for sale is a result of purchases of $47.4 million, partially offset by amortizations and prepayments of $2.4 million and sales of $32.9 million. Unrealized gains on securities available for sale amounted to $188,000, net of deferred taxes, representing an after-tax net increase of $1.1 million in the market value of securities available for sale. Bank owned life insurance increased $3.1 million, due to a policy purchase in March 2001. The decrease of $818,000 in other assets is primarily due to a reduction in our deferred tax position at the end of the quarter.

The growth in assets during the first three months of 2001 was funded in part by a $7.2 million or 3.1% increase in total deposits. Savings deposits increased by $2.0 million and certificates of deposit increased $5.9 million or 3.8%, while demand deposits decreased $694,000. Advances from the Federal Home Loan Bank of New York ("FHLB") increased by $10.9 million or 18.0% during the first three months of 2001, as funding needs exceeded deposit growth.

Stockholders' equity totaled $37.8 million as of March 31, 2001, as compared to $36.6 million as of December 31, 2000. Changes in stockholders' equity resulted from net income of $343,000, and an increase of $1.1 million in unrealized gains on securities available for sale, net of related deferred income taxes, partially offset by dividend distributions of $207,000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

GENERAL
Net income for the quarter ended March 31, 2001 amounted to $343,000 or $0.11 per diluted share, compared to net income of $164,000, or $0.05 per diluted share for the quarter ended March 31, 2000. The increase in net income is primarily attributable to an increase of $293,000 in noninterest income, partially offset by an increase of $72,000 in noninterest expenses, and an increase of $60,000 in income tax expense. Net interest income increased by $18,000 during the comparative periods.

NET INTEREST INCOME
Our net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.2 million for the three month period ended March 31, 2001, an increase of $18,000 from the same period last year. The average interest rate spread for the three-month period ended March 31, 2001 was 2.38% versus 2.73% during the same period in 2000. Based on the maturity and repricing characteristics of the Company's balance sheet, during the year 2000 when interest rates were rising, liabilities repriced at a faster rate than assets. The average yield on interest-earning assets increased 19 basis points from 7.34% to 7.53%, while the average cost of interest-bearing liabilities increased 54 basis points from 4.60% to 5.14%.

INTEREST INCOME
Total interest income for the three-month period ended March 31, 2001 amounted to $5.9 million, an increase of $584,000 from the same period in 2000. The average yield on earning assets increased to 7.53% during the three months ended March 31, 2001 compared to 7.34% in the same period of 2000. Interest income on loans for the three months ended March 31, 2001 amounted to $3.5 million, an increase of $329,000 from the same period in 2000. The improvement was attributable to both loan growth, as the average total outstanding loan balance increased by $12.7 million to $174.6 million and an increase in the average yield to 8.23% from 7.98% during the same period last year. Interest income on securities for the three months ended March 31, 2001 amounted to $2.4 million, an increase of $254,000 from the same period last year. This increase was attributed to both an increase in the yield on the portfolio, as the average yield increased 14 basis points to 6.68%, and the average outstanding securities balance (at amortized cost), which increased by $13.7 million to $143.6 million.

INTEREST EXPENSE
Total interest expense for the three months ended March 31, 2001 was $3.7 million, an increase of $566,000 from the same period in 2000. For the first quarter of 2001, interest expense on deposits amounted to $2.8 million while interest expense on borrowed funds amounted to $962,000. Interest expense on deposits increased $584,000 as average deposits increased $21.3 million to $230.7 million and the average cost of deposits increased 67 basis points to 4.89%. Interest expense on borrowings decreased $18,000, from $980,000 to $962,000 from the same quarter last year, due primarily to a decrease in the average outstanding borrowings of $3.8 million to $64.3 million. However, the average cost of borrowings increased 28 basis points to 6.07% from 5.79% a year ago.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $60,000 for the three months ended March 31, 2001, the same as the prior year's quarter. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.5 million as of March 31, 2001 or 0.86% of total loans outstanding and 279% of non-performing loans. Non-performing loans increased from $229,000 as of December 31, 2000 to $541,000 as of March 31, 2001. This increase is primarily the result of the performance issues of one commercial relationship. The ratio of non-performing assets (which include non-performing loans, real estate owned, and troubled debt restructurings) to total loans was 0.49% at March 31, 2001, as compared to 0.35% at December 31, 2000. The ratio of non-performing assets to total assets was 0.25% at March 31, 2001 as compared to 0.18% at December 31, 2000. Net charge-offs during the first quarter of 2001 were $18,000, as compared to $20,000 for the same period last year.

NONINTEREST INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of BOLI, and gains and losses on loans and securities sold, was $543,000 for the three months ended March 31, 2001, an increase of $293,000 or 117.2% compared to the first quarter of 2000. Service charges and other fee income was $333,000 for the three months ended March 31, 2001, an increase of $117,000 over the same period in 2000. This improvement is primarily attributable to an increase of $22,000 in credit insurance income, and an overall increase in service charges on deposit accounts of $52,000. The increase of $118,000 in net gains from the sale of securities resulted primarily from restructuring a portion of the securities portfolio in a lower interest rate environment. The decrease of $18,000 in net gains from the sale of loans reflects lower levels of loan sales. Other noninterest income was $80,000 for the three months ended March 31, 2001 as compared to $4,000 during the same period last year. This increase is attributable to an increase of $76,000 in value of bank owned life insurance.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.2 million for the three months ended March 31, 2001, an increase of $72,000 or 3.5% from the same period last year. An increase of $90,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the hiring of staff for our newest branch office in Auburn, which opened in April, 2000. An increase of $64,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to the new branch office in Auburn, as well as expansion into a new operations center to meet the growing needs of our company. Deposit insurance premiums remained flat at $11,000. Professional fees increased $10,000 or 9.7% from the same period last year, primarily due to a decision to outsource our internal audit function, beginning in January 2001. Marketing expenses increased $14,000 during the first quarter of 2001 to $69,000, primarily due to the creation and implementation of strategic marketing campaigns utilizing our new marketing research system. In the first quarter last year, we provided $150,000 for environmental remediation, relating to a foreclosed dry cleaning and laundry facility. We have determined that the recorded liability is currently adequate to cover reasonably anticipated costs; therefore, no additional provision was recorded during the current quarter. Real estate owned expense decreased $23,000 from the same quarter last year, due to a lower number of foreclosures and a gain from the sale of one property. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $54,000 or 14.7% from the same period last year. This is primarily due to increased costs on life insurance policies, expenses relating to new checking products introduced in April 2000, Delaware franchise taxes owed in conjuction with our newly formed Delaware corporation, and increased NASDAQ fees.

INCOME TAXES
Income tax expense for the three months ended March 31, 2001 was $163,000 on income before tax of $506,000, reflecting an effective tax rate of 32.2%. For the same period in 2000, the effective rate was 38.6%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax advantaged means of financing employee benefits, as well as our investment in municipal bonds.


ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company does not currently have a trading portfolio nor does it use derivatives to manage market and interest rate risk.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The committee, comprised of senior management, has developed policies to measure, manage, and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Company's assets and liabilities. For example, the Company's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, borrowings and capital.

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 2000 (date of latest available data):

   BASIS POINT                   ESTIMATED NET PORTFOLIO VALUE                   NPV AS % OF PV OF ASSETS
     CHANGE                      -----------------------------                   ------------------------
    IN RATES
    --------
                                                                                                 BASIS POINTS
                          $ AMOUNT          $ CHANGE         % CHANGE         NPV RATIO             CHANGE
                          --------          --------         --------         ---------             ------
                            (Dollars in Thousands)

       +300               $  25,243          (9,894)           (28)%              8.06%           (246) bp
       +200                  28,904          (6,233)           (18)               9.03            (149) bp
       +100                  32,298          (2,839)            (8)               9.87             (65) bp
        -                    35,137              -               -               10.52               -
       -100                  34,361            (776)            (2)              10.19             (33) bp
       -200                  32,380          (2,757)            (8)               9.54             (98) bp
       -300                  31,154          (3,983)           (11)               9.09            (143) bp


As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in much smaller net decreases in our NPV. The table suggests that in the event of a 200 basis point change in interest rates, we would experience a decrease in NPV as a percentage of assets to 9.03% from 10.52% in a rising interest rate environment and a decrease in NPV as a percentage of assets to 9.54% from 10.52% in a decreasing interest rate environment.

The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

PART II: OTHER INFORMATION


       Item 1  Legal Proceedings
               -----------------
               None

       Item 2  Changes in Securities and Use of Proceeds
               -----------------------------------------
               None

       Item 3  Defaults Upon Senior Securities
               -------------------------------
               None

       Item 4  Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

       Item 5  Other Information
               -----------------
               None

       Item 6  Exhibits and Reports on Form 8-K
               --------------------------------
               (a) All required exhibits are included in Part I under
                   Consolidated Financial Statements pages 3 through 7, Notes to Consolidated Financial Statements pages 8 through 9 and Management's Discussion and Analysis of Financial Condition and Results of Operations pages 10 through 13 and are incorporated herein by reference.

               (b) Reports on Form 8-K
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001                       By: /s/ G. Thomas Bowers
                                             --------------------
                                             G. Thomas Bowers
                                             Chairman, President and Chief
                                             Executive Officer


Date: May 10, 2001                       By: /s/ Terry L. Hammond
                                             --------------------
                                             Terry L. Hammond
                                             Executive Vice President and
                                             Chief Financial Officer