Form 10-Q
period 2001-06-30
FINGER LAKES BANCORP INC
filed 2001-08-14
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X       SECURITIES EXCHANGE ACT OF 1934
---

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                        -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
---

For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-31821
                        --------------------------------

                           FINGER LAKES BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                              16-1594819
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
(Incorporation or organization)                      Identification Number)

470 EXCHANGE STREET, GENEVA, NEW YORK                           14456
---------------------------------------                      ----------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (315) 789-3838
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----    ----

                  Number of shares of common stock outstanding
                               as of June 30, 2001

COMMON STOCK, $.01 PAR VALUE                         3,445,110
----------------------------                         ---------
              Class                                  Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q


                                      INDEX


                                                                                                          Page

         PART I -  FINANCIAL INFORMATION

                  Item 1 - Financial Statements (unaudited):

                           Consolidated Statements of Financial Condition
                                    at June 30, 2001 and December 31, 2000                                 3
                           Consolidated  Statements of Income
                                    for the three and six month periods ended
                                    June 30, 2001 and June 30, 2000                                        4
                           Consolidated  Statements of Cash Flows
                                    for the six month periods ended
                                    June 30, 2001 and June 30, 2000                                        5, 6
                           Consolidated Statements of Changes in Stockholders' Equity
                                    for the six month period ended June 30, 2001                           7
                           Notes to Consolidated Financial Statements                                      8 - 10

                  Item 2 -  Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                         11 - 15

                  Item 3 - Quantitative & Qualitative Disclosure about
                                    Market Risk                                                           15, 16


         PART II -  OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                              17
                  Item 2 - Changes in Securities and Use of Proceeds                                      17
                  Item 3 - Defaults Upon Senior Securities                                                17
                  Item 4 - Submission of Matters to a Vote of Security Holders                            17
                  Item 5 - Other Information                                                              18
                  Item 6 - Exhibits and Reports on Form 8-K                                               18

                  Signatures                                                                              19

Item 1 - Financial Statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                              June 30,   December 31,
                                                              --------   ------------
                                                                2001         2000
                                                             ---------    ---------
Assets
------

Cash and due from banks                                      $   4,295        4,496
Securities available for sale, at fair value                   138,808      131,322
Securities held to maturity, fair value
     of $1,563 at June 30, 2001 and
     December 31, 2000                                           1,563        1,563

Loans                                                          183,217      173,890
         Less allowance for loan losses                          1,552        1,468
                                                             ---------    ---------
Net loans                                                      181,665      172,422

Accrued interest receivable                                      2,248        2,479
Federal Home Loan Bank Stock, at cost                            3,886        3,523
Premises and equipment, net                                      4,485        4,814
Bank owned life insurance                                        8,198        5,003
Other assets                                                     3,700        3,574
                                                             ---------    ---------
         Total assets                                        $ 348,848      329,196
                                                             =========    =========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

     Deposits                                                $ 235,248      228,462
     Advances from Federal Home Loan Bank                       73,133       60,243
     Other liabilities                                           3,902        3,920
                                                             ---------    ---------
         Total liabilities                                     312,283      292,625
                                                             ---------    ---------

Stockholders' Equity:
     Preferred Stock; $.01 par value; authorized 1,000,000
        shares; issued and outstanding-none                       --           --
     Common Stock, $.01 par value; 5,000,000
       shares authorized; 3,445,110 shares
       issued and outstanding                                       35           35
     Additional paid-in capital                                 20,067       20,068
     Retained earnings                                          19,053       18,780
     Accumulated other comprehensive income/(loss)                (417)        (898)
     Unearned stock compensation                                  (837)        --
     Unallocated shares of ESOP                                 (1,336)      (1,414)
                                                             ---------    ---------

         Total stockholders' equity                             36,565       36,571
                                                             ---------    ---------

Total liabilities and stockholders' equity                   $ 348,848      329,196
                                                             =========    =========

See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months                    Six Months
                                                 Ended June 30,                Ended June 30,
                                                 --------------                --------------

                                             2001           2000           2001           2000
                                           -------        -------        -------         -------

Interest income:
     Loans                                 $ 3,590          3,346          7,134           6,560
     Securities                              2,328          2,129          4,694           4,242
     Other                                       2             11             11              19
                                           -------        -------        -------         -------
                                             5,920          5,486         11,839          10,821
                                           -------        -------        -------         -------

Interest expense:
     Deposits                                2,702          2,331          5,482           4,526
     Borrowings                                998            999          1,960           1,979
                                           -------        -------        -------         -------
                                             3,700          3,330          7,442           6,505
                                           -------        -------        -------         -------

         Net interest income                 2,220          2,156          4,397           4,316

Provision for loan losses                       75             30            135              90
                                           -------        -------        -------         -------

Net interest income after provision
     for loan losses                         2,145          2,126          4,262           4,226
                                           -------        -------        -------         -------

Non interest income:
     Service charges and other fee
      income                                   320            242            654             458
     Net gain on sale of securities            203              0            321               0
     Net gain on sale of loans                  48             16             60              46
     Other                                     123              4            202               7
                                           -------        -------        -------         -------
                                               694            262          1,237             511
                                           -------        -------        -------         -------

Non interest expenses:

     Salaries and employee benefits          1,026            947          2,068           1,898
     Office occupancy and equipment            415            400            861             782
     Deposit insurance premiums                 11             11             22              22
     Professional fees                         169             87            282             191
     Marketing and advertising                 121            137            187             192
     Data processing                            54             48            113              93
     Provision for environmental
         remediation                           --              30            --              180
     Real estate owned                           1             17             (5)             35
     Other                                     435            370            858             736
                                           -------        -------        -------         -------
                                             2,232          2,047          4,386           4,129
                                           -------        -------        -------         -------

Income before income tax expense               607            341          1,113             608

Income tax expense                             184            127            347             230
                                           -------        -------        -------         -------

Net income                                 $   423            214            766             378
                                           =======        =======        =======         =======

Net income per common share - basic        $  0.13           0.06           0.24            0.11
                                           =======        =======        =======         =======

Net income per common share-diluted        $  0.13           0.06           0.24            0.11
                                           =======        =======        =======         =======

See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   Six Months
                                                                 Ended June 30,
                                                              2001        2000
                                                           --------    --------

Cash flows from operating activities:
Net income                                                 $    766         378
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization                              409         356
     Amortization of fees, discounts
       and premiums                                              75          49
     Provision for loan losses                                  135          90
     Provision for environmental remediation                     --         180
     Net gain on sale of securities available for sale         (321)         --
     Net gain on sale of loans                                  (60)        (46)
     Net loss/(gain) from sale of real estate owned              (7)         23
     Allocation of ESOP                                         101          25
     Amortization of deferred stock compensation                 22          --
     Increase in cash value of BOLI                            (195)         --
     Proceeds from sale of loans held for sale                4,324       2,577
     Loans originated for sale                               (4,257)     (2,732)
     Decrease/(increase) in accrued interest receivable         231         (58)
     Increase in other assets                                  (531)       (754)
     Decrease in other liabilities                              (18)       (193)
                                                           --------    --------

Net cash provided/(used) by operating activities                674        (105)
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from maturities of and principal collected on
     securities available for sale                            9,713       4,902
  Proceeds from sales of securities available for sale       70,662          50
  Purchases of securities available for sale                (86,732)     (6,051)
  Loans originated and purchased                            (26,170)    (16,331)
  Principal collected on loans                               16,706      11,538
  Purchase of bank owned life insurance                      (3,000)         --
  Proceeds from sale of real estate owned                        89         284
  Purchases of FHLB stock                                      (363)         --
  Purchases of premises and equipment, net                      (80)       (693)
                                                           --------    --------

Net cash used in investing activities                       (19,175)     (6,301)
                                                           --------    --------

                                   (continued)

                           FINGER LAKES BANCORP, INC.
                           --------------------------


                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                               Six Months
                                                                              Ended June 30,
                                                                             --------------

                                                                           2001        2000
                                                                         --------    --------

Cash flows from financing activities:
  Net increase in savings, demand and money market
     accounts                                                            $ 11,243       3,555
  Net increase/(decrease) in time deposits                                 (4,457)      8,061
  Net increase/(decrease) in short term advances from FHLB                  8,300        (700)
  Long term advances from FHLB                                              5,124      15,000
  Repayments of long term advances from FHLB                                 (534)    (20,500)
  Shares acquired for stock benefit plans                                    (938)       --
  Stock issuance costs                                                        (24)       --
                                                                         --------    --------
  Dividends on common stock                                                  (414)       (141)
                                                                         --------    --------

Net cash provided by financing activities                                  18,300       5,275
                                                                         --------    --------

Net decrease in cash and cash equivalents                                    (201)     (1,131)


Cash and cash equivalents at beginning of period                            4,496       6,095
                                                                         --------    --------

Cash and cash equivalents at end of period                               $  4,295       4,964
                                                                         ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                            $  7,396       6,583
     Income taxes                                                             320         305

Non-cash investing activities:
  Transfer of loans to real estate owned                                 $   --           213



See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                        Accumulated             Unallocated
                                                  Additional               Other                 Shares of    Unallocated
                                         Common   Paid - in  Retained  Comprehensive  Treasury     Stock      Shares of
                                         Stock     Capital   Earnings  Income/(Loss)   Stock    Compensation      ESOP        Total
                                         -----     -------   --------  -------------   -----    ------------      ----        -----
Balance at December 31, 2000             $   35    20,068     18,780       (898)        --          --          (1,414)      36,571

Comprehensive income:
  Net income                               --        --          766       --           --          --            --            766
  Change in net unrealized gains/losses
       on securities available for
       sale, net of taxes                  --        --         --          481         --          --            --            481
                                                                                                                            -------
Total comprehensive income                                                                                                    1,247
                                                                                                                            -------
Allocation of shares under ESOP            --          23       --         --           --          --              78          101
Purchase of treasury shares                --        --         --         --           (938)       --            --           (938)
Issuance of deferred stock compensation    --        --          (79)      --            938        (859)         --             --
Amortization of deferred stock             --        --         --         --           --            22          --             22
  compensation
Stock issuance costs                       --         (24)      --         --           --          --            --            (24)
Cash dividends declared, $.12 per share    --        --         (414)      --           --          --            --           (414)
                                         ------   -------    -------       ----         ----        ----        ------      -------

Balance at June 30, 2001                 $   35    20,067     19,053       (417)        --          (837)       (1,336)      36,565
                                         ======   =======    =======       ====         ====        ====        ======      =======

See accompanying notes to consolidated financial statements.

FINGER LAKES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the six months ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

(3)      NET INCOME PER SHARE
         --------------------

         Basic net income per common share for the three-month and six-month periods ended June 30, 2001 and 2000 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares and deferred stock compensation shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options and unearned stock compensation.

         The following is a summary of the net income per share calculation (in thousands, except net income per share):

                                      For the three months        For the six months
                                      Ended June 30, 2001         Ended June 30, 2001
                                      -------------------         -------------------

                                      Basic        Diluted        Basic         Diluted
                                      -----        -------        -----         -------

Net income                           $  423           423        $  766           766
                                     ------        ------        ------        ------

Weighted average shares               3,182         3,182         3,212         3,212
Common stock equivalents               --              16          --               8
                                     ------        ------        ------        ------

Total weighted average shares         3,182         3,198         3,212         3,220
                                     ======        ======        ======        ======

Net income per share                 $ 0.13          0.13        $ 0.24          0.24
                                     ======        ======        ======        ======

                                      For the three months         For the six months
                                      Ended June 30, 2000          Ended June 30, 2000
                                      -------------------          -------------------

                                      Basic        Diluted        Basic        Diluted
                                      -----        -------        -----        -------

Net income                           $  214           214        $  378           378
                                     ------        ------        ------        ------

Weighted average shares               3,413         3,413         3,413         3,413
Common stock equivalents               --               1          --               1
                                     ------        ------        ------        ------

Total weighted average shares         3,413         3,414         3,413         3,414
                                     ======        ======        ======        ======

Net income per share                 $ 0.06          0.06        $ 0.11          0.11
                                     ======        ======        ======        ======


(4)      DIVIDENDS
         ---------

         The Company declared a regular cash dividend of $.06 per share on April 16, 2001, payable May 14, 2001 to stockholders of record April 30, 2001.


(5)      RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized as either assets or liabilities in the statements of financial condition and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designations. The Company adopted SFAS No. 133 on January 1, 2001. As of that date and throughout the first six months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133 did not have a significant effect on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of SAFS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 20, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.

         As of June 20, 2001, the Company has no unamortized goodwill; therefore, there will be no impact of adopting these statements on the Company's financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------------------

Total assets as of June 30, 2001 were $348.8 million, an increase of $19.7 million or 6.0% from December 31, 2000. The increase was due primarily to a $9.2 million or 5.4% increase in total loans, an increase of $7.5 million or 5.7% in securities available for sale, and an increase in bank owned life insurance of $3.2 million. With continued emphasis on complementing our traditional mortgage lending with increased commercial lending, commercial real estate and business loans increased by $11.0 million, residential mortgage loans decreased by $4.4 million, home equity loans increased by $1.3 million, and other consumer loans increased by $1.3 million. The increase in securities available for sale is a result of purchases of $86.7 million, partially offset by amortizations and prepayments of $9.7 million and sales of $70.7 million. As the Company restructured its investment portfolio in a lower interest rate environment, net unrealized losses on securities available for sale amounted to $417,000, net of deferred taxes, representing an after-tax net increase of $481,000 in the market value of securities available for sale since year end. Bank owned life insurance increased $3.2 million, primarily due to an additional purchase in March 2001.

The growth in assets during the first six months of 2001 was funded in part by a $6.8 million or 3.0% increase in total deposits. Savings deposits increased by $8.8 million or 18.7% and demand deposits increased $2.4 million or 9.0%, while certificate of deposits decreased $4.4 million. Advances from the Federal Home Loan Bank of New York ("FHLB") increased by $12.9 million or 21.4% during the first six months of 2001, as funding needs exceeded deposit growth.

Stockholders' equity totaled $36.6 million as of June 30, 2001, unchanged from December 31, 2000. Changes within stockholders' equity resulted from net income of $766,000, and an increase of $481,000 in unrealized gains on securities available for sale, net of related deferred income taxes, partially offset by dividend distributions of $414,000, and the purchase of shares used to fund an Employee Recognition and Retention Plan of $938,000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

GENERAL
Net income for the quarter ended June 30, 2001 amounted to $423,000 or $0.13 per diluted share, compared to net income of $214,000, or $0.06 per diluted share for the quarter ended June 30, 2000. The increase in net income is primarily attributable to an increase of $432,000 in noninterest income, partially offset by an increase of $185,000 in noninterest expenses, and an increase of $57,000 in income tax expense. Net interest income increased by $64,000 during the comparative periods.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.2 million for the three month period ended June 30, 2001, an increase of $64,000 from the same period last year. The average interest rate spread for the three-month period ended June 30, 2001 was 2.42% versus 2.70% during the same period in 2000. Based on the maturity and repricing characteristics of the Company's balance sheet, during the second half of 2000 when interest rates were rising, liabilities repriced at a faster rate than assets, causing a decrease in net interest spread. The average yield on interest-earning assets decreased 15 basis points from 7.45% to 7.30%, while the average cost of interest-bearing liabilities increased 13 basis points from 4.75% to 4.88%.

INTEREST INCOME
Total interest income for the three-month period ended June 30, 2001 amounted to $5.9 million, an increase of $434,000 from the same period in 2000. The average yield on earning assets decreased to 7.30% during the three months ended June 30, 2001 compared to 7.45% in the same period of 2000. Interest income on loans for the three months ended June 30, 2001 amounted to $3.6 million, an increase of $244,000 from the same period in 2000. The improvement was attributable to loan growth, as the average total outstanding loan balance increased by $13.7 million to $178.9 million, offset by a decrease in the average yield to 8.05% from 8.14% during the same period last year. Interest income on securities for the three months ended June 30, 2001 amounted to $2.3 million, an increase of $199,000 from the same period last year. This increase was attributed to an increase in the average outstanding securities balance (at amortized cost), which increased by $16.2 million to $146.4 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 20 basis points to 6.38%.

INTEREST EXPENSE
Total interest expense for the three months ended June 30, 2001 was $3.7 million, an increase of $370,000 from the same period in 2000. During the second quarter of 2001, interest expense on deposits amounted to $2.7 million while interest expense on borrowed funds amounted to $998,000. Interest expense on deposits increased $371,000 as average deposits increased $21.1 million to $235.6 million and the average cost of deposits increased 23 basis points to 4.60%. The average cost of borrowings decreased 12 basis points to 5.86% from 5.98% a year ago, while the average outstanding borrowings increased $1.1 million to $68.3 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $75,000 for the three months ended June 30, 2001, an increase of $45,000 from the same period last year. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.6 million as of June 30, 2001 or 0.85% of total loans outstanding and 263% of non-performing loans. Non-performing loans increased from $229,000 as of December 31, 2000 to $591,000 as of June 30, 2001. This
increase primarily relates to one commercial relationship. The ratio of non-performing assets (which include non-performing loans, real estate owned, and troubled debt restructurings) to total loans was 0.48% at June 30, 2001, as compared to 0.30% at December 31, 2000. The ratio of non-performing assets to total assets was 0.25% at June 30, 2001 as compared to 0.18% at December 31, 2000. Net charge-offs during the second quarter of 2001 were $33,000, as compared to $18,000 for the same period last year.

NONINTEREST  INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $694,000 for the three months ended June 30, 2001, an increase of $432,000 or 164.9% compared to the second quarter of 2000. Service charges and other fee income was $320,000 for the three months ended June 30, 2001, an increase of $78,000 over the same period in 2000. This improvement is primarily attributable to an increase of $64,000 in service charges on deposit accounts. The increase of $203,000 in net gains from the sale of securities resulted primarily from restructuring a portion of the securities portfolio in a lower interest rate environment. The increase of $32,000 in net gains from the sale of loans reflects higher levels of loan sales. Other noninterest income was $123,000 for the three months ended June 30, 2001 as compared to $4,000 during the same period last year. This increase is attributable to an increase of $118,000 in value of bank owned life insurance.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.2 million for the three months ended June 30, 2001, an increase of $185,000 or 9.0% from the same period last year. An increase of $79,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. An increase of $15,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to our expansion into a new operations center to meet the growing needs of our company. Deposit insurance premiums remained flat at $11,000. Professional fees increased $82,000 or 94.3% from the same period last year, primarily due to the hiring of consultants to assist in the drafting of a five-year business plan, as well as a decision to outsource our internal audit function, beginning in January 2001. Marketing expenses decreased $16,000 during the second quarter of 2001 to $121,000, primarily due to expenses relating to the opening of our Auburn branch in April 2000. In the second quarter last year, we provided $30,000 for environmental remediation, relating to a foreclosed dry cleaning and laundry facility. We have determined that the recorded liability is currently adequate to cover reasonably anticipated costs; therefore, no additional provision was recorded during the current quarter. Real estate owned expense decreased $16,000 from the same quarter last year, due to a lower number of foreclosures and a recovery from the sale of one property. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $65,000 or 17.6% from the same period last year. This is primarily due to expenses relating to new checking products introduced in April 2000, and Delaware state franchise taxes owed in conjunction with our newly formed Delaware corporation.

INCOME TAXES
Income tax expense for the three months ended June 30, 2001 was $184,000 on income before tax of $607,000, reflecting an effective tax rate of 30.3%. For the same period in 2000, the effective rate was 37.2%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, as well as our investment in municipal bonds, which totaled $4.1 million at June 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL
Net income for the six months ended June 30, 2001 amounted to $766,000 or $0.24 per diluted share, compared to net income of $378,000, or $0.11 per diluted share for the six months ended June 30, 2000. The increase in net income is primarily attributable to an increase of $726,000 in noninterest income, partially offset by an increase of $257,000 in noninterest expenses, and an increase of $117,000 in income tax expense. Net interest income increased by $81,000 during the comparative periods.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $4.4 million for the six month period ended June 30, 2001, an increase of $81,000 from the same period last year. The average interest rate spread for the six-month period ended June 30, 2001 was 2.40% versus 2.72% during the same period in 2000. Based on the maturity and repricing characteristics of the Company's balance sheet, during the second half of the year 2000 when interest rates were rising, liabilities repriced at a faster rate than assets. The average yield on interest-earning assets increased 1 basis point from 7.40% to 7.41%, while the average cost of interest-bearing liabilities increased 33 basis points from 4.68% to 5.01%.

INTEREST INCOME
Total interest income for the six-month period ended June 30, 2001 amounted to $11.8 million, an increase of $1.0 million from the same period in 2000. The average yield on earning assets increased to 7.41% during the six months ended June 30, 2001 compared to 7.40% in the same period of 2000. Interest income on loans for the six months ended June 30, 2001 amounted to $7.1 million, an increase of $574,000 from the same period in 2000. The improvement was attributable loan growth, as the average total outstanding loan balance increased by $13.2 million to $176.8 million, as well as an increase in the average yield to 8.14% from 8.06% during the same period last year. Interest income on securities for the six months ended June 30, 2001 amounted to $4.7 million, an increase of $452,000 from the same period last year. This increase was attributed to an increase in the average outstanding securities balance (at amortized cost), which increased by $14.9 million to $145.0 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 3 basis points to 6.53%.

INTEREST EXPENSE
Total interest expense for the six months ended June 30, 2001 was $7.4 million, an increase of $937,000 from the same period in 2000. For the first six months of 2001, interest expense on deposits amounted to $5.5 million while interest expense on borrowed funds amounted to $2.0 million. Interest expense on deposits increased $956,000 as average deposits increased $21.1 million to $233.1 million and the average cost of deposits increased 45 basis points to 4.74%. Interest expense on borrowings decreased $19,000 from the same period last year. The average cost of borrowings increased 8 basis points to 5.96% from 5.88% a year ago, while the average outstanding borrowings decreased $1.3 million to $66.3 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $135,000 for the six months ended June 30, 2001, an increase of $45,000 from the same period last year. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.6 million as of June 30, 2001 or 0.85% of total loans outstanding and 263% of non-performing loans. Non-performing loans increased from $229,000 as of December 31, 2000 to $591,000 as of June 30, 2001. This
increase primarily relates to one commercial relationship. The ratio of non-performing assets (which include non-performing loans, real estate owned, and troubled debt restructurings) to total loans was 0.48% at June 30, 2001, as compared to 0.30% at December 31, 2000. The ratio of non-performing assets to total assets was 0.25% at June 30, 2001 as compared to 0.18% at December 31, 2000. Net charge-offs during the first six months of 2001 were $51,000, as compared to $39,000 for the same period last year.

NONINTEREST INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $1.2 million for the six months ended June 30, 2001, an increase of $726,000 or 142.1% compared to the same period in 2000. Service charges and other fee income was $654,000 for the six months ended June 30, 2001, an increase of $196,000 over the same period in 2000. This improvement is primarily attributable to an increase of $119,000 in service charges on deposit accounts. The increase of $321,000 in net gains from the sale of securities resulted primarily from restructuring a portion of the securities portfolio in a lower interest rate environment. The increase of $14,000 in net gains from the sale of loans reflects higher levels of loan sales. Other noninterest income was $202,000 for the six months ended June 30, 2001 as compared to $7,000 during the same period last year. This increase is attributable to an increase of $195,000 in value of bank owned life insurance.

NONINTEREST EXPENSE
Noninterest expense amounted to $4.4 million for the six months ended June 30, 2001, an increase of $257,000 or 6.2% from the same period last year. An increase of $170,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the rising cost of stock-based benefit plans, as well as the April 2000 opening of our newest branch office in Auburn. An increase of $79,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to our expansion into a new operations center to meet the growing needs of our company, and the opening of our Auburn office. Deposit insurance premiums remained flat at $22,000. Professional fees increased $91,000 or 47.6% from the same period last year, primarily due to the hiring of consultants to assist in the drafting of a five-year business plan, as well as a decision to outsource our internal audit function, beginning in January 2001. Marketing expenses decreased $5,000 during the six-month period ended June 30, 2001 to $187,000, primarily due to expenses relating to the opening of our Auburn branch in April 2000. In the first six months of 2000, we provided $180,000 for environmental remediation, relating to a foreclosed dry cleaning and laundry facility. We have determined that the recorded liability is currently adequate to cover reasonably anticipated costs; therefore, no additional provision was recorded during 2001. Real estate owned expense decreased $40,000 from the same period last year, due to a lower number of foreclosures and a recovery from the sale of one property. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $122,000 or 16.6% from the same period last year. This is primarily due to increased costs on life insurance policies, expenses relating to new checking products introduced in April 2000, Delaware state franchise taxes owed in conjunction with our newly formed Delaware corporation, and increased Nasdaq fees.

INCOME TAXES
Income tax expense for the six months ended June 30, 2001 was $347,000 on income before tax of $1.1 million, reflecting an effective tax rate of 31.2%. For the same period in 2000, the effective rate was 37.8%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, as well as our investment in municipal bonds, which totaled $4.1 million at June 30, 2001.


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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at March 31, 2001 (date of latest available data):


                                ESTIMATED NET PORTFOLIO VALUE                     NPV AS % OF PV OF ASSETS
                                -----------------------------                     ------------------------
   BASIS POINT
      CHANGE                                                                                     BASIS POINTS
     IN RATES             $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO             CHANGE
     --------             --------         --------          --------         ---------             ------
                            (Dollars in Thousands)

       +300                 $21,921         (17,710)             (45)%             6.57%             (446)bp
       +200                  28,113         (11,518)             (29)              8.21              (281)bp
       +100                  34,336          (5,295)             (13)              9.78              (125)bp
        -                    39,631              -                 -              11.03                 -
       -100                  40,754           1,123                3              11.20                17bp
       -200                  39,613             (18)               0              10.80               (23)bp
       -300                  38,532          (1,099)              (3)             10.41               (62)bp

As shown by the table, increases in interest rates are estimated to significantly decrease our NPV, while decreases in interest rates are estimated to result in much smaller net changes in our NPV. The table suggests that in the event of a 200 basis point change in interest rates, we would experience a decrease in NPV as a percentage of assets to 8.21% from 11.03% in a rising interest rate environment and a decrease in NPV as a percentage of assets to 10.80% from 11.03% in a decreasing interest rate environment.

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

         Item 1   Legal Proceedings
                  -----------------
                           None

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                           None

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                           None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  (a) An annual meeting of shareholders of the Company was held on May 15, 2001 ("Annual Meeting")
                  (b)  Not applicable
                  (c) There were 3,292,647 shares of common stock of the company represented either in person or by proxy at the annual meeting, which constituted a quorum. There were 3,445,110 shares of common stock eligible to be voted on each of the proposals.

                      (1)     Election of directors for a three-year term
                                                   For              Withheld
                                                   ---              --------
                              Bernard G. Lynch     3,222,066        70,581
                              Arthur W. Pearce     3,222,316        70,331

                      In addition, the following directors are continuing in office:
                              G. Thomas Bowers           James E. Hunter
                              Michael J. Hanna           Ronald C. Long
                              Chris M. Hansen            Joan C. Rogers

                      (2)     Proposal to approve the Company's 2001 Stock
                              Option Plan
                              For               Against  Abstain
                              ---               -------  -------
                              2,347,570         142,176  29,548

                      (3) Proposal to approve the Company's 2001 Recognition and Retention Plan
                              For               Against  Abstain
                              ---               -------  -------
                              2,076,356         407,909  35,029

                      (4) Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001
                              For               Against  Abstain
                              ---               -------  -------
                              3,263,774         12,525   16,348

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




Date:    August 13, 2001                        By: /s/G. Thomas Bowers
                                                    -------------------
                                                G. Thomas Bowers
                                                Chairman, President and Chief
                                                Executive Officer


Date:    August 13, 2001                        By: /s/Terry L. Hammond
                                                    -------------------
                                                Terry L. Hammond
                                                Executive Vice President and
                                                Chief Financial Officer