Form 10-Q
period 2001-09-30
FINGER LAKES BANCORP INC
filed 2001-11-13
CIK 1109401

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                 ---------------------------------------

                                FORM 10-Q

                               (Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     |X|      SECURITIES EXCHANGE ACT OF 1934
     ---

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                             ------------------

                                   OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     ---

     For the transition period from ________  to  ________

                    COMMISSION FILE NUMBER 000-31821
                    --------------------------------

                       FINGER LAKES BANCORP, INC.
                       --------------------------
         (Exact name of registrant as specified in its charter)

                 DELAWARE                                      16-1594819
     -------------------------------                     ---------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     (Incorporation or organization)                     Identification Number)

       470 EXCHANGE STREET, GENEVA, NEW YORK                     14456
     ---------------------------------------                   ----------
     (Address of principal executive office)                   (Zip Code)

     Registrant's telephone number, including area code:  (315) 789-3838
                                                         ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

                  Number of shares of common stock outstanding
                            as of September 30, 2001

    COMMON STOCK, $.01 PAR VALUE                                   3,447,400
    ----------------------------                                   ---------
               Class                                              Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q


                                      INDEX


                                                                                            Page
                                                                                            ----

     PART I -  FINANCIAL INFORMATION

              Item 1 - Financial Statements (unaudited):

                       Consolidated Statements of Financial Condition
                                at September 30, 2001 and December 31, 2000                  3

                       Consolidated  Statements of Income
                                for the three and nine month periods ended
                                September 30, 2001 and September 30, 2000                    4

                       Consolidated  Statements of Cash Flows
                                for the nine month periods ended
                                September 30, 2001 and September 30, 2000                   5, 6

                       Consolidated Statements of Changes in Stockholders' Equity
                                for the nine month period ended September 30, 2001           7

                       Notes to Consolidated Financial Statements                          8 - 10

              Item 2 -  Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations         11 - 15

              Item 3 - Quantitative & Qualitative Disclosure about
                                    Market Risk                                           15, 16


         PART II -  OTHER INFORMATION

              Item 1 - Legal Proceedings                                                     17
              Item 2 - Changes in Securities and Use of Proceeds                             17
              Item 3 - Defaults Upon Senior Securities                                       17
              Item 4 - Submission of Matters to a Vote of Security Holders                   17
              Item 5 - Other Information                                                     17
              Item 6 - Exhibits and Reports on Form 8-K                                      17

                  Signatures                                                                 18



         Item 1 - FINANCIAL STATEMENTS

                           FINGER LAKES BANCORP, INC.

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                                September 30,      December 31,
                                                                                -------------      ------------
                                                                                     2001            2000
                                                                                    -------         -------

Assets
------
Cash and due from banks                                                           $   5,563           4,496
Securities available for sale, at fair value                                        148,618         131,322
Securities held to maturity, fair value
     of $1,605 at September 30, 2001 and
     $1,563 at December 31, 2000                                                      1,563           1,563

Loans                                                                               182,437         173,890
         Less allowance for loan losses                                               1,540           1,468
                                                                                   --------        --------
Net loans                                                                           180,897         172,422

Accrued interest receivable                                                           2,145           2,479
Federal Home Loan Bank Stock, at cost                                                 4,048           3,523
Premises and equipment, net                                                           4,310           4,814
Bank owned life insurance                                                             8,314           5,003
Other assets                                                                          2,287           3,574
                                                                                   --------        --------
         Total assets                                                             $ 357,745         329,196
                                                                                   ========        ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

     Deposits                                                                     $ 235,393         228,462
     Advances from Federal Home Loan Bank                                            80,160          60,243
     Other liabilities                                                                3,536           3,920
                                                                                   --------        --------
         Total liabilities                                                          319,089         292,625
                                                                                   --------        --------

Stockholders' Equity:
     Preferred Stock; $.01 par value; authorized 1,000,000
        shares; issued and outstanding-none                                            --              --
     Common Stock, $.01 par value; 5,000,000
       shares authorized; 3,447,400 and 3,445,110
       shares issued and outstanding at September 30, 2001
       and December 31, 2000, respectively                                               35              35
     Additional paid-in capital                                                      20,111          20,068
     Retained earnings                                                               19,352          18,780
     Accumulated other comprehensive income/(loss)                                    1,250            (898)
     Unearned stock compensation                                                       (794)           --
     Unallocated shares of ESOP                                                      (1,298)         (1,414)
                                                                                   --------        --------

         Total stockholders' equity                                                  38,656          36,571
                                                                                   --------        --------

Total liabilities and stockholders' equity                                        $ 357,745         329,196
                                                                                   ========        ========

See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three Months                            Nine Months
                                                        Ended September 30,                     Ended September 30,
                                                        -------------------                     -------------------
                                                     2001                2000                 2001                 2000
                                               -----------------    ----------------     ----------------     ----------------

      Interest income:
           Loans                               $      3,613                3,475               10,746               10,035
           Securities                                 2,235                2,240                6,930                6,482
           Other                                         --                    2                   11                   21
                                               -----------------    ----------------     ----------------     ----------------
                                                      5,848                5,717               17,687               16,538
                                               -----------------    ----------------     ----------------     ----------------

      Interest expense:
           Deposits                                   2,419                2,582                7,901                7,108
           Borrowings                                 1,022                  986                2,982                2,965
                                               -----------------    ----------------     ----------------     ----------------
                                                      3,441                3,568               10,883               10,073
                                               -----------------    ----------------     ----------------     ----------------

               Net interest income                    2,407                2,149                6,804                6,465

      Provision for loan losses                          90                   60                  225                  150
                                               -----------------    ----------------     ----------------     ----------------

      Net interest income after provision
           for loan losses                            2,317                2,089                6,579                6,315
                                               -----------------    ----------------     ----------------     ----------------

      Non interest income:
           Service charges and other fee
            income                                      347                  237                1,000                  694
           Net gain on sale of securities                91                   --                  412                   --
           Net gain on sale of loans                     46                   21                  106
           Other                                        121                    5                  324                   12
                                               -----------------    ----------------     ----------------     ----------------
                                                        605                  263                1,842                  744
                                               -----------------    ----------------     ----------------     ----------------

      Non interest expenses:

           Salaries and employee benefits             1,089                  944                3,157                2,842
           Office occupancy and equipment               403                  407                1,269                1,197
           Deposit insurance premiums                    11                   11                   33                   32
           Professional fees                            127                   82                  409                  272
           Marketing and advertising                     84                   79                  274                  270
           Data processing                               56                   44                  169                  138
           Provision for environmental
               remediation                               --                  --                   --                   180
           Real estate owned                              7                    4                    2                   40
           Other                                        416                  392                1,266                1,122
                                               -----------------    ----------------     ----------------     ----------------
                                                      2,193                1,963                6,579                6,093
                                               -----------------    ----------------     ----------------     ----------------

      Income before income tax expense                  729                  389                1,842                  996

      Income tax expense                                223                  149                  571                  378
                                               -----------------    ----------------     ----------------     ----------------

      Net income                               $        506                  240                1,271                  618
                                               =================    ================     ================     ================
      Net income per common share - basic and
           diluted                             $       0.16                 0.07                0.40                  0.17
                                               =================    ================     ================     ================



      See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                  2001                 2000
                                                                            -----------------    -----------------

Cash flows from operating activities:
Net income                                                                  $       1,271                  618
  Adjustments to reconcile net income
  to net cash provided/(used) by
  operating activities:
     Depreciation and amortization                                                    604                  545
     Amortization of fees, discounts
       and premiums                                                                   123                   60
     Provision for loan losses                                                        225                  150
      Provision for environmental remediation                                          --                  180
     Net gain on sale of securities available for sale                              (412)                   --
     Net gain on sale of loans                                                      (106)                 (68)
     Net loss/(gain) from sale of real estate owned                                   (7)                   23
     Allocation of ESOP                                                               163                   27
     Amortization of deferred stock compensation                                       64                   --
     Increase in cash value of BOLI                                                 (311)                   --
     Proceeds from sale of loans held for sale                                      8,009                3,780
     Loans originated for sale                                                    (7,594)              (3,807)
     Decrease/(increase) in accrued interest receivable                               334                (351)
     Increase in other assets                                                       (147)              (1,212)
     Decrease in other liabilities                                                  (384)                (345)
                                                                               --------------       --------------

Net cash provided/(used) by operating activities                                    1,832                (400)
                                                                               --------------       --------------

Cash flows from investing activities:
  Proceeds from maturities of and principal collected on
     securities available for sale                                                 26,031                7,459
  Proceeds from sales of securities available for sale                             86,333                  747
  Purchases of securities available for sale                                    (125,678)             (10,541)
  Loans originated and purchased                                                 (35,591)             (27,796)
  Principal collected on loans                                                     26,389               17,559
  Purchase of bank owned life insurance                                           (3,000)                   --
  Proceeds from sale of real estate owned                                              89                  284
  Purchases of FHLB stock                                                           (525)                   --
  Purchases of premises and equipment, net                                          (100)                (837)
                                                                               --------------       --------------

Net cash used in investing activities                                            (26,052)             (13,125)
                                                                               --------------       --------------


                                   (continued)

                           FINGER LAKES BANCORP, INC.

                                 (in thousands)
                                   (unaudited)


                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                       -------------------
                                                                                    2001                 2000
                                                                               ----------------     ----------------

      Cash flows from financing activities:
        Net increase in savings, demand and money market
           accounts                                                            $      15,097                3,413
        Net increase/(decrease) in time deposits                                     (8,166)               17,969
        Net increase/(decrease) in short term advances from FHLB                       5,600             (13,900)
        Long term advances from FHLB                                                  15,124                5,000
        Repayments of long term advances from FHLB                                     (807)                (757)
        Shares acquired for stock benefit plans                                        (937)                  ---
        Stock options exercised                                                           20                  ---
        Stock issuance costs                                                            (24)                  ---
        Dividends on common stock                                                      (620)                (212)
                                                                                  -------------        -------------

      Net cash provided by financing activities                                       25,287               11,513
                                                                                  -------------        -------------

      Net increase/(decrease) in cash and cash equivalents                             1,067              (2,012)


      Cash and cash equivalents at beginning of period                                 4,496                6,095
                                                                                  -------------        -------------

      Cash and cash equivalents at end of period                               $       5,563                4,083
                                                                                  =============        =============

      Supplemental disclosure of cash flow information:
         Cash paid during the period for:
           Interest                                                            $      10,838               10,256
           Income taxes                                                                  410                  400

      Non-cash investing activities:
        Transfer of loans to real estate owned                                 $         113                  264




      See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                      Nine months ended September 31, 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                   Accumulated                 Unallocated
                                                      Additional                     Other                      Shares of
                                          Common        Paid-in     Retained      Comprehensive    Treasury       Stock
                                           Stock        Capital     Earnings      Income/(Loss)     Stock      Compensation
                                          --------      -------     --------      -------------   ----------   ------------

Balance at December 31, 2000              $       35        20,068        18,780          (898)       --            --

Comprehensive income:
  Net income                                      --            --         1,271            --        --            --
  Change in net unrealized gains/losses
       on securities available for
       sale, net of taxes                         --            --            --         2,148        --            --

Total comprehensive income

Allocation of shares under ESOP                   --            47            --            --        --            --
Purchase of treasury shares                       --            --            --            --      (937)           --
Issuance of deferred stock compensation                                      (79)           --       937          (858)
Amortization of deferred stock
  compensation                                    --            --            --            --        --            64
Stock options exercised                           --            20            --            --        --            --
Stock issuance costs                              --           (24)           --            --        --            --
Cash dividends declared, $.12 per share           --            --          (620)           --        --            --
                                          ----------    ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2001             $       35        20,111        19,352         1,250        --          (794)
                                          ==========    ==========    ==========    ==========    ==========    ==========



                                            Unallocated
                                           Shares of ESOP     Total
                                          ---------------   --------

Balance at December 31, 2000                    (1,414)       36,571

Comprehensive income:
  Net income                                        --         1,271
  Change in net unrealized gains/losses
       on securities available for
       sale, net of taxes                           --         2,148
                                                          ----------
Total comprehensive income                                     3,419
                                                          ----------
Allocation of shares under ESOP                    116           163
Purchase of treasury shares                         --          (937)
Issuance of deferred stock compensation             --            --
Amortization of deferred stock
  compensation                                      --            64
Stock options exercised                             --            20
Stock issuance costs                                --           (24)
Cash dividends declared, $.12 per share             --          (620)
                                            ----------    ----------

Balance at September 30, 2001                   (1,298)       38,656
                                            ==========    ==========


See accompanying notes to consolidated financial statements.

FINGER LAKES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)      BASIS OF PRESENTATION
         ----------------------
         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

         The conversion to a full stock holding company was completed on November 13, 2000. This resulted in the Company succeeding Finger Lakes Financial Corp., a federally chartered stock holding company formed in August 1998, as the stock holding company of Savings Bank of the Finger Lakes (the Bank). The Company sold 2,307,325 shares of common stock for $7.00 per share in a public stock offering to the Bank's depositors. In addition, 1,180,052 minority shares of Finger Lakes Financial Corp. were exchanged for new shares of the Company's common stock at a ratio of one to .9643, resulting in total new shares outstanding of 3,445,110.

         The Reorganization represented a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the stock exchange.

(3)      NET INCOME PER SHARE
         --------------------
         Basic net income per common share for the three-month and nine-month periods ended September 30, 2001 and 2000 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares and deferred stock compensation shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options and unearned stock compensation.

         The following is a summary of the net income per share calculations (in thousands, except net income per share):

                                                For the three months                    For the nine months
                                              Ended September 30, 2001                Ended September 30, 2001
                                              ------------------------                ------------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------
Net income                             $       506                  506          $     1,271                1,271
                                       ----------------     ----------------     -- -------------    -----------------

Weighted average shares                      3,154                3,154                3,193                3,193
Common stock equivalents                       ---                   37                  ---                   25
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares                3,154                3,191                3,193                3,218
                                       ================     == =============     ================    =================

Net income per share                   $      0.16                 0.16          $      0.40                 0.40
                                       ================     ================     ================    =================


                                                For the three months                    For the nine months
                                              Ended September 30, 2000                Ended September 30, 2000
                                              ------------------------                ------------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------
Net income                             $       240                  240          $       618                  618
                                       ----------------     ----------------     ----------------    -----------------

Weighted average shares                      3,539                3,539                3,539                3,539
Common stock equivalents                       ---                  ---                  ---                    1
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares                3,539                3,539                3,539                3,540
                                       ================     == =============     ================    =================

Net income per share                   $      0.07                 0.07          $      0.17                 0.17
                                       ================     == =============     ================    =================


(4)      DIVIDENDS
         ---------
         The Company declared a regular cash dividend of $.06 per share on July 16, 2001, payable August 10, 2001 to stockholders of record July 27, 2001.


(5)      RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------
         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized as either assets or liabilities in the statements of financial condition and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designations. The Company adopted SFAS No. 133 on January 1, 2001. As of that date and throughout the first nine months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of SFAS No. 133 did not affect the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The adoption of SFAS Nos. 141 and 142 will not materially affect the Company's statements of financial condition and results of operations. The Company adopted SFAS No. 141 on July 1, 2001 and the Company will adopt SFAS No. 142 on January 1, 2002.

         In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets as of September 30, 2001 were $357.7 million, an increase of $28.5 million or 8.7% from December 31, 2000. The increase was due primarily to a $8.5 million or 4.9% increase in total loans, an increase of $17.3 million or 13.2% in securities available for sale, and an increase in bank owned life insurance of $3.3 million. With continued emphasis on complementing our traditional mortgage lending with increased commercial lending, commercial real estate and business loans increased by $11.7 million, residential mortgage loans decreased by $6.9 million, home equity loans increased by $1.6 million, and other consumer loans increased by $2.1 million. The increase in securities available for sale is a result of purchases of $125.7 million, partially offset by amortizations and prepayments of $26.0 million and sales of $86.3 million. The decision to increase investment holdings to these levels was made in anticipation of the remainder of the Company's callable bond portfolio being called early in the fourth quarter. As the Company restructured its investment portfolio in a lower interest rate environment, net unrealized gains on securities available for sale amounted to $1.3 million, net of deferred taxes, representing an after-tax net increase of $2.1 million in the market value of securities available for sale since year end. Bank owned life insurance increased $3.3 million, primarily due to an additional purchase in March 2001.

The growth in assets during the first nine months of 2001 was funded in part by a $6.9 million or 3.0% increase in total deposits. Savings deposits increased by $11.4 million or 24.2% and demand deposits increased $3.7 million or 13.7%, while certificate of deposits decreased $8.2 million. Advances from the Federal Home Loan Bank of New York ("FHLB") increased by $19.9 million or 33.1% during the first nine months of 2001, as funding needs exceeded deposit growth, mainly due to the decision to increase investment holdings in anticipation of calls in the bond portfolio.

Stockholders' equity totaled $38.7 million as of September 30, 2001, an increase of $2.1 million or 5.7% from December 31, 2000. Changes within stockholders' equity resulted from net income of $1.3 million, and an increase of $2.1 million in unrealized gains on securities available for sale, net of related deferred income taxes, partially offset by dividend distributions of $620,000, and the purchase of shares used to fund an Employee Recognition and Retention Plan of $937,000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL
Net income for the quarter ended September 30, 2001 amounted to $506,000 or $0.16 per share, compared to net income of $240,000, or $0.07 per share for the quarter ended September 30, 2000. The increase in net income is primarily attributable to an increase of $342,000 in noninterest income, partially offset by an increase of $230,000 in noninterest expenses, and an increase of $74,000 in income tax expense. Net interest income increased by $258,000 during the comparative periods.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.4 million for the three month period ended September 30, 2001, an increase of $258,000 from the same period last year. The average interest rate spread for the three-month period ended September 30, 2001 was 2.63% versus 2.62% during the same period in 2000 The average yield on interest-earning assets decreased 49 basis points from 7.59% to 7.10%, while the average cost of interest-bearing liabilities decreased 50 basis points from 4.97% to 4.47%.

INTEREST INCOME
Total interest income for the three-month period ended September 30, 2001 amounted to $5.8 million, an increase of $131,000 from the same period in 2000. The average yield on earning assets decreased to 7.10% during the three months ended September 30, 2001 compared to 7.59% in the same period of 2000. Interest income on loans for the three months ended September 30, 2001 amounted to $3.6 million, an increase of $138,000 from the same period in 2000. The improvement was attributable to loan growth, as the average total outstanding loan balance increased by $14.5 million to $182.0 million, offset by a decrease in the average yield to 7.88% from 8.26% during the same period last year. Interest income on securities for the three months ended September 30, 2001 amounted to $2.2 million, unchanged from the same period last year. Changes within interest income on securities consisted of an increase in the average outstanding securities balance (at amortized cost) of $12.7 million to $145.0 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 62 basis points to 6.12%.

INTEREST EXPENSE
Total interest expense for the three months ended September 30, 2001 was $3.4 million, a decrease of $127,000 from the same period in 2000. During the second quarter of 2001, interest expense on deposits amounted to $2.4 million while interest expense on borrowed funds amounted to $1.0 million. Interest expense on deposits decreased $162,000 as average deposits increased $9.4 million to $233.8 million and the average cost of deposits decreased 48 basis points to 4.10%. The average cost of borrowings decreased 73 basis points to 5.66% from 6.39% a year ago, while the average outstanding borrowings increased $10.2 million to $71.6 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $90,000 for the three months ended September 30, 2001, an increase of $30,000 from the same period last year. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.5 million as of September 30, 2001 or 0.85% of total loans outstanding and 190% of non-performing loans. Non-performing loans increased from $229,000 as of December 31, 2000 to $811,000 as of September 30, 2001. This increase primarily relates to two commercial relationships. The ratio of non-performing assets (which include non-performing loans, real estate owned, and troubled debt restructurings) to total loans was 0.60% at September 30, 2001, as compared to 0.30% at December 31, 2000. The ratio of non-performing assets to total assets was 0.33% at September 30, 2001 as compared to 0.18% at December 31, 2000. Net charge-offs during the third quarter of 2001 were $102,000, as compared to $8,000 for the same period last year.

NONINTEREST  INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $605,000 for the three months ended September 30, 2001, an increase of $342,000 or 130.0% compared to the third quarter of 2000. Service charges and other fee income was $347,000 for the three months ended September 30, 2001, an increase of $110,000 over the same period in 2000. This improvement is primarily attributable to an increase of $77,000 in service charges on deposit accounts. The increase of $91,000 in net gains from the sale of securities resulted primarily from restructuring a portion of the securities portfolio in a lower interest rate environment. The increase of $25,000 in net gains from the sale of loans reflects higher levels of loan sales. Other noninterest income was $121,000 for the three months ended September 30, 2001 as compared to $5,000 during the same period last year. This increase is attributable to an increase of $116,000 in value of bank owned life insurance.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.2 million for the three months ended September 30, 2001, an increase of $230,000 or 11.7% from the same period last year. An increase of $145,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. A decrease of $4,000 in office occupancy and equipment expense was primarily the result of the discontinuation of equipment rental in place last year, used as a temporary way to meet the growing needs of our company. Deposit insurance premiums remained flat at $11,000. Professional fees increased $45,000 or 54.9% from the same period last year, primarily due to the hiring of consultants to assist in the formation of a real estate investment trust, as well as a decision to outsource our internal audit function, beginning in January 2001. Marketing expenses increased $5,000 during the third quarter of 2001 to $84,000, primarily due to expenses relating to a new product line for small business, as well as a renewed home equity campaign. Real estate owned expense increased $3,000 from the same quarter last year, due to the foreclosure of two properties. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $24,000 or 6.1% from the same period last year. This is primarily due to expenses relating to new checking products introduced in April 2000, and Delaware state franchise taxes owed in conjunction with our newly formed Delaware corporation.

INCOME TAXES
Income tax expense for the three months ended September 30, 2001 was $223,000 on income before tax of $729,000, reflecting an effective tax rate of 30.6%. For the same period in 2000, the effective rate was 38.3%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, the formation of a real estate investment trust in September 2001, as well as our investment in municipal bonds, which totaled $4.4 million at September 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL
Net income for the nine months ended September 30, 2001 amounted to $1.3 million or $0.40 per share, compared to net income of $618,000, or $0.17 per share for the nine months ended September 30, 2000. The increase in net income is primarily attributable to an increase of $1.1 million in noninterest income, partially offset by an increase of $485,000 in noninterest expenses, and an increase of $192,000 in income tax expense. Net interest income increased by $339,000 during the comparative periods.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $6.8 million for the nine month period ended September 30, 2001, an increase of $339,000 from the same period last year. The average interest rate spread for the nine-month period ended September 30, 2001 was 2.47% versus 2.70% during the same period in 2000. Based on the maturity and repricing characteristics of the Company's balance sheet, during the second half of the year 2000 when interest rates were rising, liabilities repriced at a faster rate than assets. The average yield on interest-earning assets decreased 17 basis points from 7.47% to 7.30%, while the average cost of interest-bearing liabilities increased 6 basis points from 4.77% to 4.83%.



INTEREST INCOME
Total interest income for the nine-month period ended September 30, 2001 amounted to $17.7 million, an increase of $1.1 million from the same period in 2000. The average yield on earning assets decreased to

7.30% during the nine months ended September 30, 2001 compared to 7.47% in the same period of 2000. Interest income on loans for the nine months ended September 30, 2001 amounted to $10.7 million, an increase of $710,000 from the same period in 2000. The improvement was attributable to loan growth, as the average total outstanding loan balance increased by $14.2 million to $178.5 million, offset by a decrease in the average yield to 8.05% from 8.16% during the same period last year. Interest income on securities for the nine months ended September 30, 2001 amounted to $6.9 million, an increase of $448,000 from the same period last year. This increase was attributed to an increase in the average outstanding securities balance (at amortized cost), which increased by $13.5 million to $145.0 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 22 basis points to 6.39%.

INTEREST EXPENSE
Total interest expense for the nine months ended September 30, 2001 was $10.9 million, an increase of $810,000 from the same period in 2000. For the first nine months of 2001, interest expense on deposits amounted to $7.9 million while interest expense on borrowed funds amounted to $3.0 million. Interest expense on deposits increased $793,000 as average deposits increased $16.9 million to $233.2 million and the average cost of deposits increased 14 basis points to 4.53%. Interest expense on borrowings increased $17,000 from the same period last year. The average cost of borrowings decreased 19 basis points to 5.85% from 6.04% a year ago, while the average outstanding borrowings increased $2.5 million to $68.1 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $225,000 for the nine months ended September 30, 2001, an increase of $75,000 from the same period last year. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.5 million as of September 30, 2001 or 0.85% of total loans outstanding and 190% of non-performing loans. Non-performing loans increased from $229,000 as of December 31, 2000 to $811,000 as of September 30, 2001. This increase primarily relates to two commercial relationships. The ratio of non-performing assets (which include non-performing loans, real estate owned, and troubled debt restructurings) to total loans was 0.60% at September 30, 2001, as compared to 0.30% at December 31, 2000. The ratio of non-performing assets to total assets was 0.33% at September 30, 2001 as compared to 0.18% at December 31, 2000. Net charge-offs during the first nine months of 2001 were $153,000, as compared to $46,000 for the same period last year.

NONINTEREST INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $1.8 million for the nine months ended September 30, 2001, an increase of $1.1 million or 137.4% compared to the same period in 2000. Service charges and other fee income was $1.0 million for the nine months ended September 30, 2001, an increase of $306,000 over the same period in 2000. This improvement is primarily attributable to an increase of $202,000 in service charges on deposit accounts. The increase of $412,000 in net gains from the sale of securities resulted primarily from restructuring a portion of the securities portfolio in a lower interest rate environment. The increase of $39,000 in net gains from the sale of loans reflects higher levels of loan sales. Other noninterest income was $324,000 for the nine months ended September 30, 2001 as compared to $15,000 during the same period last year. This increase is attributable to an increase of $311,000 in value of bank owned life insurance.



NONINTEREST EXPENSE
Noninterest expense amounted to $6.6 million for the nine months ended September 30, 2001, an increase of $485,000 or 8.0% from the same period last year. An increase of $315,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans, as well as the April 2000 opening of our newest branch office in Auburn. An increase of $72,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to our expansion into a new operations center to meet the growing needs of our company, and the opening of our Auburn office. Deposit insurance premiums remained essentially flat at $33,000. Professional fees increased $137,000 or 50.3% from the same period last year, primarily due to the hiring of consultants to assist in the drafting of a five-year business plan, legal and accounting costs incurred relating to the formation of a real estate investment trust, as well as a decision to outsource our internal audit function, beginning in January 2001. Marketing expenses remained essentially flat at $274,000 for the nine months ended September 30, 2001, compared to $270,000, an increase of 1.5%. In the first nine months of 2000, we provided $180,000 for environmental remediation, relating to a foreclosed dry cleaning and laundry facility. We have determined that the recorded liability is currently adequate to cover reasonably anticipated costs; therefore, no additional provision was recorded during 2001. Real estate owned expense decreased $31,000 from the same period last year, due to a lower number of foreclosures and a recovery from the sale of one property. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $145,000 or 12.9% from the same period last year. This is primarily due to increased costs on life insurance policies, expenses relating to new checking products introduced in April 2000, Delaware state franchise taxes owed in conjunction with our newly formed Delaware corporation, and increased Nasdaq fees.

INCOME TAXES
Income tax expense for the nine months ended September 30, 2001 was $571,000 on income before tax of $1.8 million, reflecting an effective tax rate of 31.0%. For the same period in 2000, the effective rate was 38.0%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, as well as our investment in municipal bonds, which totaled $4.4 million at September 30, 2001.


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



The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The

Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at June 30, 2001 (date of latest available data):


                                ESTIMATED NET PORTFOLIO VALUE                     NPV AS % OF PV OF ASSETS
                                -----------------------------                     ------------------------

   BASIS POINT
      CHANGE                                                                                     BASIS POINTS
     IN RATES             $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO             CHANGE
     --------             --------         --------          --------         ---------             ------
                            (Dollars in Thousands)

       +300          $       19,506          (19,301)           (50)%            5.87%             (495) bp
       +200                  25,931          (12,876)           (33)             7.61              (321) bp
       +100                  32,730           (6,077)           (16)             9.35              (147) bp
        -                    38,807              -               -              10.82                 -
       -100                  41,310            2,503              6             11.34                 52 bp
       -200                  41,297            2,490              6             11.22                 40 bp
       -300                  40,835            2,028              5             10.99                 17 bp


As shown by the table, increases in interest rates are estimated to significantly decrease our NPV, while decreases in interest rates are estimated to result in much smaller net changes in our NPV. The table suggests that in the event of a 200 basis point change in interest rates, we would experience a decrease in NPV as a percentage of assets to 7.61% from 10.82% in a rising interest rate environment and an increase in NPV as a percentage of assets to 11.22% from 10.82% in a decreasing interest rate environment.

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

        Item 2    Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

         Item 5   Other Information
                  -----------------
                           None

         Item 6   Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      See Index to Exhibits

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 13, 2001                     By:      /s/G. Thomas Bowers
                                                        -------------------
                                               G. Thomas Bowers
                                               Chairman, President and Chief
                                               Executive Officer


Date:    November 13, 2001                     By:      /s/Terry L. Hammond
                                                        -------------------
                                               Terry L. Hammond
                                               Executive Vice President and
                                               Chief Financial Officer