Form 10-K405
period 2001-12-31
FINGER LAKES BANCORP INC
filed 2002-03-28
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transaction period from _________________ to ___________________



                        Commission File Number: 000-31821

                           FINGER LAKES BANCORP, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

           UNITED STATES                               16-1594819
--------------------------------          -----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         470 EXCHANGE STREET                             14456
----------------------------------------  -----------------------------------
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES      X            NO
     -----------          ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2002, there were issued 3,451,257 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 2002 ($11.16) was $34,028,938.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         FINGER LAKES BANCORP, INC. Finger Lakes Bancorp is the Delaware chartered holding company parent of Savings Bank of the Finger Lakes. Finger Lakes Bancorp was formed in connection with the conversion of Finger Lakes Financial Corporation, MHC from mutual to stock form in November 2000. At December 31, 2001 Finger Lakes Bancorp had consolidated assets totaling $343.4 million, deposits of $231.7 million and consolidated stockholders' equity of $36.8 million.

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

MARKET AREA

         The Savings Bank of the Finger Lakes currently conducts business through its main office and branch offices located in the Finger Lakes region of New York State. Geneva, New York, where Savings Bank of the Finger Lakes is headquartered, is located in the eastern end of Ontario county and has a population of approximately 14,000 as of December 2001. We have sought to increase our presence in the Finger Lakes region by expanding our branch network and emphasizing a variety of loan and investment products. Our growth has been targeted to include those areas of the Finger Lakes region that have shown relative economic strength. Our market area is mainly rural with employment based primarily in education, service industries, and small manufacturing concerns, which have experienced little growth in recent years, and agricultural operations. Approximately 50% of the market area's labor force is employed in traditional white collar jobs. The two largest employers in Geneva are Hobart and William Smith Colleges and Geneva General Hospital. The largest employer in Seneca county is ITT Fluid Technology. The largest employer in Tompkins county is Cornell University. The two largest employers in Auburn are Cayuga Medical Center and the New York State Correctional Facility. The two largest employers in Canandaigua are Pactiv and the Veteran's Administration Hospital.

LENDING ACTIVITIES

         GENERAL. Our loan portfolio is predominantly comprised of conventional real estate mortgages, including one-to four-family dwellings, and commercial real estate. Historically, our primary emphasis has been on the origination of residential mortgages. In recent years we have sought to increase our multi-family and commercial real estate lending as well as non-mortgage lending, in particular home equity loans and commercial business lending. At December 31, 2001, loans totaled $179.6 million, of which $73.1 million, or 40.73%, were secured by one-to four-family real estate, $45.4 million, or 25.30% were secured by multi-family and commercial real estate, $4.3 million, or 2.37%, were construction loans, and $56.8 million or 31.60% were non-mortgage loans. At December 31, 2001, these non-mortgage loans consisted of commercial business loans of $16.2 million, or 9.00% of total loans; consumer loans of $5.4 million, or 3.01% of total loans; mobile home loans of $11.2 million, or 6.22% of total loans and home equity and property improvement loans of $24.0 million, or 13.37% of total loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                          AT DECEMBER 31,
                           ------------------------------------------------------------------------------------------------------
                                    2001                2000                 1999                 1998                1997
                           ---------------------  -----------------   ------------------   ------------------   -----------------
                             AMOUNT     PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT     PERCENT    AMOUNT  PERCENT
                           ----------  ---------  -----------------   --------   -------   ------     -------   -------- --------
                                                                 (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
One-to-four-family real
  estate...................  73,141       40.73%  $84,490     49.07%  $90,705      56.68%  $89,456      61.19%  $75,679      63.42%
Multi-family and commercial
  real estate..............  45,422       25.30    35,723     20.75    28,042      17.52    20,534      14.05    19,243      16.13
Construction...............   4,262        2.37     2,755      1.60     2,695       1.69     6,912       4.73     2,103       1.75
                           --------   ---------  --------  --------  --------   --------  --------   --------   -------  ---------
     Total mortgage loans.. 122,825       68.40   122,968     71.42   121,442      75.89   116,902      79.97    97,025      81.30
                           --------   ---------  --------  --------  --------   --------  --------   --------   -------  ---------

NON-MORTGAGE LOANS:
Commercial business........  16,158        9.00    13,987      8.12     9,896       6.18     5,413       3.70     3,392       2.84
Home equity and property
  improvement..............  24,002       13.37    21,043     12.22    18,235      11.39    12,874       8.81     9,184       7.70
Mobile home................  11,178        6.22     8,429      4.89     4,501       2.81     4,074       2.79     4,916       4.12
Consumer...................   5,401        3.01     5,761      3.35     5,966       3.73     6,920       4.73     4,819       4.04
                           --------   ---------  --------  --------  --------   --------  --------   --------   -------  ---------
Total non-mortgage loans...  56,739       31.60    49,220     28.58    38,598      24.11    29,281      20.03    22,311      18.70
                           --------   ---------  --------  --------  --------   --------  --------   --------   -------  ---------
Total loans................ 179,564      100.00%  172,188    100.00%  160,040     100.00%  146,183     100.00%  119,336     100.00%
                                      =========            ========             ========             ========            =========

Premiums, net of deferred
  fees.....................   2,193                 1,702                 791                  647                  871
Allowance for loan losses..  (1,534)               (1,468)             (1,349)              (1,176)              (1,149)
                           --------              --------            --------             --------             --------
Net loans..................$180,223              $172,422            $159,482             $145,654             $119,058
                           ========              ========            ========             ========             ========

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in our portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due under one year.


                                      DUE UNDER   DUE 1-3    DUE 3-5   DUE 5-10   DUE 10-20   DUE 20+
                                       1 YEAR      YEARS      YEARS      YEARS      YEARS      YEARS      TOTAL
                                      ---------  ---------  ---------  ---------  --------   --------   --------
                                                                       (IN THOUSANDS)

One-to four-family real estate......  $ 3,010    $ 6,722    $ 7,782    $24,158    $20,589    $10,880    $73,141
Multi-family and commercial real
  estate............................    3,027      6,885      6,819     16,847     11,844         --     45,422
Construction........................    4,262         --         --         --         --         --      4,262
Commercial business.................    4,785     10,329      1,044         --         --         --     16,158
Home equity and property
  improvement.......................      883      1,991      2,337      6,259      6,784      5,748     24,002
Mobile home.........................      318        736        895      3,179      6,050         --     11,178
Consumer............................    1,160      2,666      1,575         --         --         --      5,401
                                      -------    -------    -------    -------    -------    -------   --------
Total...............................  $17,445    $29,329    $20,452    $50,443    $45,267    $16,628   $179,564
                                      =======    =======    =======    =======    =======    =======   ========


         The following table sets forth the dollar amount of all loans due after one year from December 31, 2001, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                   FLOATING OR
                                                                   FIXED RATES  ADJUSTABLE RATES     TOTAL
                                                                   -----------  ----------------     -----
                                                                             (DOLLARS IN THOUSANDS)

One-to four-family real estate..................................     $43,189        $ 26,942       $ 70,131
Multi-family and commercial real estate.........................       4,541          37,854         42,395
Commercial business.............................................       5,211           6,162         11,373
Home equity and property improvement............................       7,264          15,855         23,119
Mobile home.....................................................      10,860              --         10,860
Consumer........................................................       4,241              --          4,241
                                                                     -------        --------       --------
Total...........................................................     $75,306        $ 86,813       $162,119
                                                                     =======        ========       ========
Percent of total................................................       46.45%          53.55%        100.00%
                                                                     =======        ========       ========

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

ORIGINATIONS, PURCHASES AND SALES OF LOANS.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              2001         2000         1999
                                                                           ---------    ---------    ---------
                                                                                      (IN THOUSANDS)
LOAN ORIGINATIONS:
One-to four-family real estate..........................................   $ 11,169     $  7,085     $ 21,869
Multi-family and commercial real estate.................................      9,364       10,972        7,924
Construction............................................................      5,297        2,410        5,257
Commercial business loans...............................................     15,781        7,187       10,936
Home equity and property improvement loans..............................     12,567        5,628       10,234
Mobile home loans.......................................................      4,329        4,944        1,388
Consumer loans..........................................................      3,452        3,489        3,030
                                                                           --------     --------     --------
Total loans originated..................................................     61,959       41,715       60,638
Purchases...............................................................         --           --           51
                                                                           --------     --------     --------
Total loans originated and purchased....................................     61,959       41,715       60,689
                                                                           --------     --------     --------

SALES AND PRINCIPAL REDUCTIONS:
Loans sold..............................................................     12,715        5,206       14,000
Loan principal payments and other reductions............................     41,868       24,360       32,832
                                                                           --------     --------     --------
Total sold and principal reductions.....................................     54,583       29,566       46,832
Increase (decrease) due to other items, net.............................        425          791          (29)
                                                                           --------     --------     --------
Net increase in net loan portfolio......................................   $  7,801      $12,940     $ 13,828
                                                                           ========     ========     ========


         ONE-TO FOUR-FAMILY REAL ESTATE LOANS. Lower interest rates for most of the year resulted in higher one- to four-family originations in 2001 than in prior years. At December 31, 2001, $73.1 million, or 40.73%, of our total loan portfolio consisted of one-to four-family real estate loans, down from $84.5 million or 49.07% at December 31, 2000.

         We offer both fixed-rate and adjustable-rate one-to four-family real estate loans with various terms up to 30 years. In recent periods a substantial number of our originations of fixed-rate loans had terms of 15 years. Currently, substantially all fixed-rate loans originated by us are sold to Fannie Mae on a servicing retained basis. As of December 31, 2001, 53.3% of our one-to four-family real estate loan portfolio had terms of between 16 and 30 years.

         We offer adjustable-rate mortgages in order to decrease the vulnerability of our operations to changes in interest rates. At December 31, 2001, 32.4% of the one-to four-family real estate loans in our loan portfolio consisted of adjustable-rate loans. Adjustable-rate mortgages are offered with initial rates which are fixed for one, three and five years and adjust annually thereafter. One-year adjustable rate loans have a 2% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Three- and five-year adjustable rate mortgages have a 3% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Adjustable rate loans are priced in accordance with the corresponding treasury security. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the property securing the loan may be adversely affected by higher interest rates.

         Originations of one- to four- family real estate loans in 2001 totaled $11.2 million, compared to $7.1 million in 2000, and $21.9 million in 1999. Generally, one-to four-family mortgage loans are originated with loan-to-value ratios up to 95% of the appraised value of the property or the purchase price of the property with private mortgage insurance. Loans have "due on sale" clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the property serving as collateral for the mortgage. We receive appraisals on all one-to four-family loans. We also review and verify each loan applicant's income and credit history.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 2001, $45.4 million, or 25.30%, of our total loan portfolio consisted of loans secured by existing multi-family and commercial real estate, up from $35.7 million or

20.75% of total loans at December 31, 2000. Our multi-family and commercial real estate loans include loans secured by small office buildings, retail establishments, light manufacturing and distribution facilities and apartment buildings.

         We originate both fixed- and adjustable-rate multi-family and commercial real estate loans. We generally offer multi-family and commercial real estate loans with amortization schedules of up to twenty years with no more than five years at a fixed rate of interest. Multi-family and commercial real estate loans are originated with loan-to-value ratios generally up to 80% of the lower of the purchase price or an independent appraisal. In deciding to originate a multi-family or commercial real estate loan, we will review the credit worthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow from the property to debt service requirements of the borrower, the value of the property and the quality of the management involved with the property. Generally, we will obtain the personal guarantee of the principals when originating multi-family and commercial real estate loans. We originated $9.4 million of multi-family and commercial real estate loans in 2001, compared to $11.0 million in 2000 and $7.9 million in 1999.

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

         CONSTRUCTION LOANS. We make construction loans for residential and commercial purposes. Construction loans are disbursed as construction is completed. We generally will not make construction loans on a speculative basis. At December 31, 2001, construction loans totaled $4.3 million, or 2.37%, of the total loan portfolio. Of this amount, residential construction loans amounted to $647,000 or 0.36% of our total loan portfolio. Residential construction lending is generally limited to our primary lending area. Residential construction loans are generally to end owners and are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Residential construction loans have terms which generally match the non-construction loans then offered by us, except that during the construction phase the borrower only pays interest on the loan. The interest rates charged on such loans are generally 0.25% higher than those charged on other single-family residential loans. Residential construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. In addition, residential construction loans may be sold to Fannie Mae on a servicing retained basis following its conversion to a permanent loan after the construction period.

         At December 31, 2001, commercial construction loans amounted to $3.6 million or 2.01% of our total loan portfolio. Commercial construction lending is generally limited to our primary lending areas. These loans are generally structured to convert to permanent financing at the end of the construction phase, which typically is no more than twenty-four months, including a "lease up period" of up to twelve months. Commercial construction loans may also be structured for permanent financing by other financial institutions upon completion of the construction period. Commercial construction loans are underwritten pursuant to established policy guidelines. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

         COMMERCIAL BUSINESS LOANS. At December 31, 2001, $16.2 million, or 9.00% of our total loan portfolio consisted of commercial business loans. Commercial business loans are generally provided to various types of closely held businesses located principally in our primary market area. Our commercial business loans may be structured as short-term self-liquidating lines of credit and term loans. Commercial business term loans generally have terms of five years or less (up to seven years if guaranteed by the Small Business Administration) and interest rates which float in accordance with the prime rate, although we also originate commercial business loans with fixed rates of interest. Our commercial lines of credit and commercial term loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans.

         We have actively sought to increase our commercial business lending. We established a commercial lending department in 1996. This department currently has four dedicated lenders and three back office support staff. During 2001, we originated $15.8 million in commercial business loans, compared to $7.2 million and $10.9 million during 2000 and 1999, respectively.

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

         HOME EQUITY AND PROPERTY IMPROVEMENT LOANS. We offer home equity loans and lines of credit and property improvement loans, the total of which amounted to $24.0 million, or 13.37%, of the total loan portfolio as of December 31, 2001. Home equity loans and lines of credit are generally made only for owner occupied homes. Home equity loans and lines of credit are secured by second mortgages on residences with the maximum loan to appraised value ratio permitted by Savings Bank of the Finger Lakes (after inclusion of any senior liens on the property thereto) being 100%. We intend to continue emphasizing the origination of home equity and property improvement loans within our market area.

         MOBILE HOME LOANS. We purchase mobile home loans from a third-party loan originator who specializes in such lending. As of December 31, 2001, we had $11.2 million, or 6.22%, of our total loan portfolio secured by mobile homes owned by individuals. While we generally lend throughout the states of New York and New Jersey, the mobile home units are primarily located in what we believe to be well-managed mobile home parks. Mobile home loans are made at fixed rates for terms of up to 20 years, although most mobile home loans have terms of 15 years.

         CONSUMER LOANS. Subject to the restrictions contained in federal laws and regulations, we also are authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 2001, $5.4 million, or 3.01%, of our total loan portfolio consisted of consumer loans. We also offer unsecured personal loans in amounts up to $5,000.

         LOAN ORIGINATIONS AND UNDERWRITING. Our lending activities are subject to written, non-discriminatory, underwriting standards and the loan origination procedures adopted by management and the Board of Directors. Designated loan officers have the authority to approve residential loans up to $300,700 and consumer loans up to $100,000. Residential and consumer loans up to $350,000 may be approved by a senior lending officer. Residential and consumer loans exceeding these amounts and up to $500,000 may be approved by our President and or a senior loan officer. Commercial business loans and commercial real estate loans may be approved by designated loan officers up to $200,000. Commercial business loans and multi-family and commercial real estate loans in excess of $200,000 and up to $500,000 may be approved by a senior loan officer or President and Chief Executive Officer. All loans in excess of the individual loan limits described above must be approved by the loan committee which consists of officers of the Savings Bank of the Finger Lakes. This committee has the authority to approve loans up to $750,000. If any loan or group of loans to one borrower exceeds $750,000, it must be approved by the loan committee and subsequently approved by a committee of the Board of Directors. At December 31, 2001, our guideline, or "house lending limit" to one borrower was $2.0 million for commercial and industrial lending and $3.0 million for commercial real estate lending. On that date, there were no borrowers in excess of our lending limits.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amount and as a percentage of our total loan portfolio. The amounts presented represent principal balances of the related loans, rather than the actual payment amounts which are past due.



                           ONE- TO
                         FOUR-FAMILY      MULTI-FAMILY AND
                            REAL          COMMERCIAL REAL                          COMMERCIAL
                           ESTATE            ESTATE             CONSTRUCTION        BUSINESS           MOBILE HOME
                       --------------     ----------------    ---------------     --------------     ---------------
                       Amount     %       Amount       %      Amount      %       Amount     %       Amount      %
                       ------    ----     ------      ----    ------     ----     ------    ----     ------     ----
                                                                              (DOLLARS IN THOUSANDS)
Loans delinquent for:
30 - 59 days          $ 469     0.26%     $   30      0.02%   $  --       --%      $116     0.06%    $   6       --%
60 - 89 days            102     0.06          --        --       --       --         --       --         1       --

90 days and over        119     0.06         145      0.08       --       --         30     0.02        --       --
                      -----     ----       -----      ----    -----    -----       ----     ----     -----    -----
Total delinquent
loans                 $ 690     0.38%      $ 175      0.10%   $  --       --%      $146     0.08%    $   7       --%
                      =====     ====       =====      ====    =====    =====       ====     ====     =====    =====



                         HOME EQUITY AND
                             PROPERTY
                            IMPROVEMENT          CONSUMER            TOTAL
                         ----------------    ----------------     --------------
                         Amount       %      Amount       %       Amount      %
                         ------      ----    ------      ----     ------    ----

Loans delinquent for:
30 - 59 days              $ 79       0.04%   $  38       0.03%     $738      0.41%
60 - 89 days                87       0.05       12         --       202      0.11

90 days and over            19       0.01       48       0.03       361      0.20
                          ----       ----    -----       ----    ------      ====
Total delinquent
loans                     $185       0.10%   $  98       0.06%   $1,301      0.72%
                          ====       ====    =====       ====    ======      ====

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

         As of December 31, 2001, our total nonaccrual loans amounted to $361,000, or 0.20% of total loans, compared to $229,000, or 0.13% of total loans, at December 31, 2000. The largest non-performing loan at December 31, 2001, consisted of a commercial mortgage on which $145,000 was outstanding.

         TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. As of December 31, 2001, we had $282,000 of troubled debt restructurings, compared to $286,000 as of December 31, 2000. Because all of these troubled debt restructurings were entered into prior to 2001 and were performing in accordance with modified or restructured terms at December 31, 2001, they are not considered to be impaired loans for disclosure purposes.

         REAL ESTATE OWNED. Real estate owned consists of property acquired through formal foreclosures or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. As of December 31, 2001, we held 2 parcels of real estate owned with an aggregate carrying value of $56,000.

         The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

                                                                            DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2001          2000         1999         1998         1997
                                                   ---------    ---------    ---------    ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
Non-performing loans:
  One-to-four-family real estate.................  $    119     $    155     $    393     $    673      $   403
  Multi-family and commercial real estate........       145           --           --           --            3
  Construction...................................        --           --           --           --           --
  Commercial business............................        30           55          181          268            6
  Home equity and property improvement...........        19           --           --           17           38
  Mobile home....................................        --           10           13           20           58
  Consumer.......................................        48            9           --           38           56
                                                   --------     --------     --------     --------      -------

   Total non-performing loans....................       361          229          587        1,016          564

Real estate owned................................        56           82           93           90          150
                                                   --------     --------     --------     --------      -------
   Total non-performing assets...................  $    417     $    311     $    680     $  1,106      $   714
                                                   ========     ========     ========     ========      =======

Troubled debt restructurings.....................  $    282     $    286     $    282     $    121      $   520

Total non-performing loans and troubled debt
  restructurings as a percentage of total loans..     0.36%        0.30%        0.54%        0.78%        0.91%

Total non-performing assets and troubled debt
  restructurings as a percentage of total assets.     0.20%        0.18%        0.32%        0.43%        0.50%


         We had no accruing loans greater than 90 days delinquent at December 31, 2001, 2000 and 1999. The additional interest income that would have been recorded during the years ended December 31, 2001, December 31, 2000 and December 31, 1999 if our non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $49,000, $33,000 and $65,000, respectively.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a specific valuation allowance will be established to cover 100% of the portion of the asset classified loss, or such amount will be charged-off. General loss allowances related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings association to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish reserves.

         At December 31, 2001, we had $1.3 million of assets categorized as special mention, $1.0 million of assets classified as substandard and $145,000 of assets classified as doubtful or loss. As of December 31, 2001, total classified assets, including real estate owned and special mention assets, amounted to 0.74% of total assets as compared to 1.21% of total assets at December 31, 2000. This decrease is primarily the result of two commercial relationships which paid off during 2001.

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

         At December 31, 2001, our allowance for loan losses amounted to $1,534,000, compared to $1,468,000 at December 31, 2000.

         The following table sets forth an analysis of our allowance for loan losses during the periods indicated. See Notes 1 and 3 to the Notes to Consolidated Financial Statements.

                                                                           AT OR FOR
                                                                   THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   2001         2000          1999         1998         1997
                                                 ---------    ---------    ---------    ---------    ---------
                                                                  (DOLLARS IN THOUSANDS)
Total loans outstanding........................  $179,564      $172,188    $160,040     $146,183      $119,336

Average loans outstanding......................  $177,897      $166,072    $153,783     $132,324$       99,939

Balance at beginning of period.................  $ 1,468      $  1,349     $  1,176     $  1,149      $  1,088
Charge-offs:
   One- to four-family real estate.............      (41)          (78)         (93)         (38)          (9)
   Multi-family and commercial real estate.....     (150)           --           --           --           --
   Construction................................       --            --           --           --           --
   Consumer....................................      (26)          (98)        (113)        (141)        (137)
   Commercial business.........................     (135)          (12)          (6)        (114)          (1)
   Home equity and property improvement........      (60)           --           --           --           --
                                                 --------     --------     --------     --------     --------
Total charge-offs:.............................     (412)         (188)        (212)        (293)        (147)
Recoveries.....................................      103            47          185           80           88
                                                 -------      --------     --------     --------     --------
Net charge-offs................................     (309)         (141)         (27)        (213)         (59)
Provision for loan losses......................      375           260          200          240          120
                                                 -------      --------     --------     --------     --------
Balance at end of period.......................  $ 1,534      $  1,468     $  1,349     $  1,176     $  1,149
                                                 =======      ========     ========     ========     ========
Allowance for loan losses as a percentage of
   total loans outstanding.....................    0.85%         0.85%        0.84%        0.80%        0.96%
                                                 =======      ========     ========     ========     ========
Net charge-offs as a percentage of average
   loans outstanding...........................    0.17%         0.09%        0.02%        0.16%        0.06%
                                                 =======      ========     ========     ========     ========
Allowance for loan losses to non-performing
   loans.......................................   424.93%      641.05%      229.81%      115.75%       203.72%
                                                 =======      ========     ========     ========     ========



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

                                                                         AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------------------
                                          2001                    2000                       1999                      1998
                                 -----------------------   ----------------------  ------------------------  ---------------------
                                           % OF LOANS                % OF LOANS                % OF LOANS              % OF LOANS
                                             IN EACH                   IN EACH                   IN EACH                 IN EACH
                                           CATEGORY TO               CATEGORY TO               CATEGORY TO             CATEGORY TO
                                 AMOUNT    TOTAL LOANS     AMOUNT    TOTAL LOANS   AMOUNT      TOTAL LOANS   AMOUNT    TOTAL LOANS
                                 ------   --------------   ------    -----------   ------      -----------   ------    -----------
                                                                     (DOLLARS IN THOUSANDS)
Balance at end of period applicable to:

One-to-four-family real
  estate...................     $   227        40.73%     $  160        49.07%     $  314         56.60%     $  315         61.19%
Multi-family and commercial real
   estate..................         405        25.30         435        20.75        360          17.82         325         14.05
Construction...............          25         2.37           1         1.60           6          1.69           3          4.73
Commercial business........         275         9.00         376         8.12         194          5.96         160          3.70
Consumer...................         185         3.01         148         3.35         119          3.73          91          4.73
Mobile home................          24         6.22           4         4.89          10          2.81           7          2.79
Home equity and property
   improvement.............          86        13.37          50        12.22          76         11.39          40          8.81
                                              ------                   ------                    ------                    ------
Unallocated................         307                      294                      270                       235
                                -------                   ------                   ------                    ------
Total allowance for loan
  losses...................     $ 1,534       100.00%     $1,468       100.00%     $1,349        100.00%     $1,176        100.00%
                                =======       ======      ======       ======      ======        ======      ======        ======



                                    -----------------------
                                               1997
                                    -----------------------
                                                % OF LOANS
                                                 IN EACH
                                                CATEGORY TO
                                    AMOUNT      TOTAL LOANS
                                    ------      -----------

Balance at end of period applicable to:

One-to-four-family real
  estate...................          $  320         63.42%
Multi-family and commercial real
   estate..................             314         16.13
Construction...............               1          1.75
Commercial business........              85          2.84
Consumer...................              94          4.04
Mobile home................              29          4.12
Home equity and property
   improvement.............              76          7.70
                                                   ------
Unallocated................             230
                                     ------
Total allowance for loan
  losses...................          $1,149        100.00%
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

         We have invested in mortgage-backed securities totaling $86.9 million at December 31, 2001 which are insured or guaranteed by Freddie Mac, Ginnie Mae, or Fannie Mae, all of which are agencies of the federal government or government sponsored corporations. Of this total, $26.7 million consisted of Freddie Mac certificates, $44.1 million consisted of Fannie Mae certificates and $16.1 million consisted of Ginnie Mae certificates. We have also invested in collateralized mortgage obligations ("CMOs") amounting to $38.7 million, of which $27.6 million or 71.35% are backed by Freddie Mac, Ginnie Mae and Fannie Mae, and $11.1 million or 28.65% are obligations of private issuers. Mortgage-backed securities, including CMOs backed by U.S. Government agencies, increase the liquidity and the quality of our assets by virtue of the guarantees that back either the securities themselves or, in the case of the CMOs, the underlying securities. In addition, at December 31, 2001, 2.05% of our mortgage-backed securities portfolio, including CMO's, consisted of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

         The following table sets forth the activity in our mortgage-backed securities portfolio (including CMO's) during the periods indicated. Our mortgage-backed securities are classified as available for sale, and consequently are carried on our financial statements at fair value.

                                                                                   AT OR FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                             -----------------------------------
                                                                                2001         2000         1999
                                                                             -----------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
Mortgage-backed securities at beginning of period........................    $ 73,161     $ 70,265      $86,612
Purchases................................................................     145,629       12,939       14,636
Sales....................................................................     (70,361)      (3,614)      (5,738)
Repayments...............................................................     (23,128)      (8,459)     (22,396)
Unrealized gain (loss)...................................................         422        2,083       (2,812)
Net accretion/amortization...............................................         (90)         (53)         (37)
                                                                             ---------    ---------     --------

Mortgage-backed securities at end of period..............................    $125,633     $ 73,161      $70,265
                                                                             ========     ========      =======

Weighted average yield at end of period..................................        6.22%        6.76%        6.57%
                                                                             ========     ========      =======

         At December 31, 2001, $125.6 million was scheduled to mature after five years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         At December 31, 2001, fixed rate mortgage-backed securities amounted to $123.0 million and adjustable rate mortgage-backed securities amounted to $2.6 million. All mortgage-backed securities qualify for regulatory liquidity.

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

         As of December 31, 2001, our held to maturity investment securities portfolio had an amortized cost of $1.8 million, consisting of securities issued by municipal agencies. As of the same date, our securities available for sale portfolio had a fair value of $135.6 million, of which $125.6 million was mortgage-backed securities, $4.6 million was corporate debt securities, $2.8 million was securities issued by municipal agencies, and $2.6 million was mutual funds and common stock.

         The following table sets forth certain information relating to Savings Bank of the Finger Lakes' investment securities portfolio at the dates indicated.

                                          DECEMBER 31, 2001         DECEMBER 31, 2000          DECEMBER 31, 1999
                                         --------------------      --------------------      --------------------
                                         AMORTIZED    FAIR          AMORTIZED     FAIR        AMORTIZED     FAIR
                                           COST       VALUE           COST        VALUE         COST        VALUE
                                         ---------    -------      ----------    ------      ----------    ------
                                                                       (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
  DEBT SECURITIES:
U.S. Government and agency bonds....    $      --   $      --     $    45,448   $ 44,595    $ 45,401    $ 42,546

   Mortgage-backed securities:
  Collateralized mortgage obligations      38,837      38,732          49,611     49,232      51,996      50,142
  Fannie Mae........................       44,085      44,139          11,614     11,477      12,307      11,818
  Freddie Mac.......................       26,736      26,714           3,906      3,895       4,585       4,495
  Ginnie Mae........................       16,043      16,049           8,519      8,557       3,949       3,810
                                        ---------   ---------     -----------   --------    --------    --------
Total mortgage-backed securities....      125,701     125,634          73,650     73,161      72,837      70,265

Corporate and other debt securities.        7,378       7,386          12,113     12,125       4,729       4,559
                                        ---------   ---------     -----------   --------    --------    --------

  Total debt securities.............      133,079     133,020         131,211    129,881     122,967     117,370

  Equity securities.................        2,630       2,579           1,607      1,440       1,657       1,380
                                        ---------   ---------     -----------   --------    --------    --------

  Total securities available for
    sale............................    $ 135,709   $ 135,599     $   132,818   $131,321    $124,624    $118,750
                                        =========   =========     ===========   ========    ========    ========

SECURITIES HELD TO MATURITY:
  DEBT SECURITIES:
Municipal bonds.....................    $   1,831   $   1,855     $     1,563   $  1,563    $  1,593    $  1,567
                                        ---------   ---------     -----------   --------    --------    --------

Total securities held to maturity...    $   1,831       1,855           1,563   $  1,563    $  1,593    $  1,567
                                        ---------   ---------     -----------   --------    --------    --------

Total securities....................    $ 137,540   $ 137,454     $   134,381   $132,884    $126,217    $120,317
                                        =========   =========     ===========   ========    ========    ========

         At December 31, 2001, the contractual maturities of debt securities is as follows:

                                                AVAILABLE FOR SALE            HELD TO MATURITY
                                               ---------------------     -----------------------
                                                AMORTIZED                 AMORTIZED
                                                  COST       YIELD          COST          YIELD
                                               -----------  --------     ------------    -------
                                                             (DOLLARS IN THOUSANDS)
   One year or less.................            $     --        --%        $     35        5.50%
   After one year through five
     years..........................               1,000      7.02              157        5.50
   After five years through ten
     years..........................               5,899      6.19            1,219        4.84
   After ten years..................             128,810      6.19              420        5.50
                                                --------      ----         --------       ----

   Total............................            $135,709      6.20%        $  1,831       5.06%
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

               We do not advertise for deposits outside our primary market area or utilize the services of deposit brokers.

               The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

                                            DECEMBER 31, 2001         DECEMBER 31, 2000         DECEMBER 31, 1999
                                         ----------------------    ---------------------      --------------------
                                          AMOUNT       PERCENT       AMOUNT      PERCENT        AMOUNT     PERCENT
                                         ----------   ---------    ---------     ------       ----------   -------
                                                                   (DOLLARS IN THOUSANDS)

      Certificates of deposit..........  $  143,347      61.86%    $ 154,314      67.55%      $  132,544     63.68%
                                         ----------   --------     ---------     ------       ----------   -------
      TRANSACTION ACCOUNTS:
      Savings accounts.................      40,791      17.60        38,804      16.98           46,093     22.15
      Money market accounts ...........      18,641       8.04         8,142       3.56            5,020      2.41
      Demand deposits and NOW accounts.      28,941      12.50        27,202      11.91           24,475     11.76
                                         ----------   --------     ---------     ------       ----------   -------
        Total transaction accounts.....      88,373      38.14        74,148      32.45           75,588     36.32
                                         ----------   --------     ---------     ------       ----------   -------
        Total deposits.................  $  231,720     100.00%    $ 228,462     100.00%      $  208,132    100.00%
                                         ==========   ========     =========     ======       ==========   =======

         The following table sets forth the deposit activities of Savings Bank of the Finger Lakes during the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2001           2000           1999
                                                          ---------      ---------      ---------
                                                                      (IN THOUSANDS)

Deposits ................................................ $ 689,997      $ 587,652      $ 619,483
Withdrawals .............................................  (696,703)      (577,195)      (622,445)
                                                          ---------      ---------      ---------
Net increase (decrease) before interest credited ........    (6,706)        10,457         (2,962)
Interest credited .......................................     9,964          9,873          8,660
                                                          ---------      ---------      ---------
Net increase in deposits ................................ $   3,258      $  20,330      $   5,698
                                                          =========      =========      =========

         The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more as of December 31, 2001.

  MATURITY PERIOD                                        AMOUNT        PERCENT
                                                        --------       -------
                                                     (IN THOUSANDS)

Three months or less...............................     $  5,120        17.20%
Over three through six months......................        6,646        22.32
Over six through twelve months.....................        9,306        31.25
Over twelve months.................................        8,704        29.23
                                                        --------       ------
   Total certificates of deposit with
     balances of $100,000 or more..................     $ 29,776       100.00%
                                                        ========       ======

         The following table shows the interest rate and maturity information for our certificates of deposit as of December 31, 2001.

                                                                     MATURITY DATE
                     INTEREST RATE    1 YEAR OR LESS   OVER 1 TO 2 YEARS      OVER 2 TO 3 YEARS    OVER 3 YEARS       TOTAL
                    --------------    --------------   -----------------      -----------------    ------------     ---------
                                                                    (IN THOUSANDS)
                    Less than 4.00%     $ 48,109           $  8,353                $   678           $    138       $ 57,278
                    4.04% - 6.00%         40,618              9,486                  6,501              3,682         60,287
                    6.01% - 8.00%         11,738              1,514                    455             12,075         25,782
                                        --------           --------                -------           --------       --------
                      Total             $100,465           $ 19,353                $ 7,634           $ 15,895       $143,347
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

         The following table sets forth the maximum month-end balance, average balance, and weighted average interest rate of our FHLB advances during the years indicated:

                                              FOR YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                            2001         2000         1999
                                            ----         ----         ----
                                                (DOLLARS IN THOUSANDS)

Maximum balance.........................  $81,939      $ 69,811     $ 69,960
Average balance.........................   70,157        63,294       61,923
Weighted average interest rate..........     5.73%        6.12%        5.43%

         The following table sets forth certain information as to our FHLB advances at the dates indicated:

                                                                                 AT DECEMBER 31,
                                                                      ------------------------------------
                                                                         2001         2000         1999
                                                                         ----         ----         ----
                                                                                 (IN THOUSANDS)

FHLB advances outstanding............................................  $70,627      $ 60,243     $ 69,960
Weighted average interest rate on outstanding advances...............     5.43%        6.20%        5.64%

         Advances of $42 million are callable at the discretion of the FHLB in or after 2002. Such advances have a weighted average interest rate of 5.88% and mature from 2004 to 2010, if not called earlier. If called, we expect to replace the advances with alternate funding at approximately market interest rates.


         SUBSIDIARIES. SBFL Agency, Inc. is a wholly owned subsidiary of the Bank. SBFL Agency, Inc. was established in November 1995 to sell a line of fixed rate annuity products. At December 31, 2001, SBFL Agency, Inc. offered mutual funds, financial planning services and insurance annuity products.

         SBFL Realty, Inc. is a majority-owned subsidiary of the Bank. The Bank is the sole common voting shareholder, and a holder of 1,600 shares of Preferred Non-Voting Shares. SBFL Realty, Inc. was established in August 2001 to operate as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. SBFL Realty, Inc. primarily owns and holds for investment a portfolio of residential real estate mortgages on single to four unit properties.

         EMPLOYEES. We have 86 full-time employees and 17 part-time employees at December 31, 2001. None of these employees is represented by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

         LOANS TO ONE BORROWER. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2001, Savings Bank of the Finger Lakes was in compliance with its loans-to-one-borrower limitations.

         QUALIFIED THRIFT LENDER TEST. As a federal savings association, Savings Bank of the Finger Lakes is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2001, Savings Bank of the Finger Lakes maintained 83.44% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

         LIQUIDITY. Savings Bank of the Finger Lakes is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Savings Bank of the Finger Lakes' average liquidity ratio for the quarter ended December 31, 2001 was 49.72%, which exceeded the applicable requirements.

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

         Savings Bank of the Finger Lakes' authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Savings Bank of the Finger Lakes may make to these persons based, in part, on Savings Bank of the Finger Lakes' capital position, and requires approval procedures to be followed. At December 31, 2001, Savings Bank of the Finger Lakes was in compliance with these regulations.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

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

         At December 31, 2001, Savings Bank of the Finger Lakes exceeded each of the three Office of Thrift Supervision capital requirements. See "Note 14 of the Notes to the Consolidated Financial Statements" for a table which sets forth in terms of dollars and percentages the Office of Thrift Supervision tangible, leverage and risk-based capital requirements, compared to Savings Bank of the Finger Lakes' actual amounts and percentages at December 31, 2001.

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

FEDERAL HOME LOAN BANK SYSTEM

         Savings Bank of the Finger Lakes, as a federal association, is required to be a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Savings Bank of the Finger Lakes, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2001, Savings Bank of the Finger Lakes was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2001, Savings Bank of the Finger Lakes was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves must be recaptured, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six taxable years beginning in 1996. However, if a thrift met the residential loan requirement included in the federal legislation, then the thrift could suspend its tax bad debt recapture for the 1996 and 1997 tax years. At December 31, 2001, Finger Lakes Bancorp had a balance of approximately $3.0 million of pre-1998 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

EXECUTIVE OFFICERS OF THE COMPANY

         Listed below is information, as of December 31, 2001, concerning Finger Lakes Bancorp's executive officers. There are no arrangements or understandings between Finger Lakes Bancorp and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                      Age                                  Position and Term
         ----                      ---           ------------------------------------------------------------
G. Thomas Bowers                   58            Chairman of the Board, President and Chief Executive Officer.

Terry L. Hammond                   53            Executive Vice President and Chief Financial Officer.

Richard J. Harrison                56            Executive Vice President and Chief Credit Officer

Thomas A. Mayfield                 56            Senior Vice President and Senior Loan Officer.

Leslie J. Zornow                   38            Senior Vice President, retail banking.

ITEM 2. PROPERTIES

PROPERTIES

         At December 31, 2001, we conducted our business from our main office at 470 Exchange Street, Geneva, New York.

         The following table sets forth certain information with respect to the office and other properties of the Savings Bank of the Finger Lakes at December 31, 2001.

                                                                       NET BOOK VALUE/LEASE
            DESCRIPTION/ADDRESS                   LEASED/OWNED           EXPIRATION DATE
                                                                         ---------------
                                                                      (DOLLARS IN THOUSANDS)

MAIN OFFICE                                          Owned                     $598
470 Exchange Street
Geneva, New York


BRANCH OFFICES                                       Leased                  May 2014
Pyramid Mall
Routes 5 and 20
Geneva, New York


Seaway Plaza                                         Leased                 March 2011
Routes 5 and 20
Waterloo, New York


Commons                                              Leased                 March 2006
301 E. State Street
Ithaca, New York


South Meadow                                  Owned on Leased Land             $700
702 South Meadow Street                                                      May 2017
Ithaca, New York


Canandaigua                                   Owned on Leased Land             $672
659 South Main Street                                                     September 2018
Canandaigua, New York


Auburn                                               Leased               December 2005
108 Genesee Street
Auburn, New York

Operations Center                                    Leased               November 2005
3605 Route 14A
Geneva, New York

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         For information concerning the market for the Finger Lakes Bancorp, Inc.'s common stock, the section captioned "Stockholder Information" in the Finger Lakes Bancorp, Inc.'s Annual Report to Stockholders for the Year Ended December 31, 2001 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure during 2001.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information concerning Directors of the Finger Lakes Bancorp, Inc. is incorporated herein by reference from the Finger Lakes Bancorp, Inc.'s definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Finger Lakes Bancorp, Inc.'s executive officers.

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

                  (1)      Financial Statements
                           --------------------

                           The Consolidated Financial Statements of Finger Lakes Bancorp, Inc. and the Independent Auditors' Report on such financial statements are filed under Part II,
                           Item 8.

                           Independent Auditors' Report
                           Consolidated Statements of Financial Condition as of December 31, 2001 and December 31, 2000. Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999. Notes to Consolidated Financial Statements.

                  (2)      Financial Statement Schedules
                           -----------------------------

                           None

                  (3)      Exhibits
                           --------

Number                                               Description
------                     -------------------------------------------------------------

3.1                        Federal Stock Charter of Finger Lakes Bancorp, Inc.(1)

3.2                        Bylaws of Finger Lakes Bancorp, Inc.(1)

4                          Stock Certificate of Finger Lakes Bancorp, Inc.(1)

10.1                       1996 Stock Option Plan of the Company and Amendment No. 1 Thereto(1)

10.2                       1996 Management Recognition Plan(1)

10.3                       Finger Lakes Bancorp, Inc. 2001 Stock Option Plan(2)

10.4                       Finger Lakes Bancorp, Inc. 2001 Recognition and Retention Plan(2)

10.5                       Executive Supplemental Retirement Income Agreement

10.6                       Executive Supplemental Retirement Income Agreement - Amendment Number One

10.7                       Supplemental Executive Agreement

13                         Annual Report to Shareholders

21                         Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the required information

23                         Consent of KPMG, LLP

         (b)      Reports filed on Form 8-K.
                  No reports on Form 8-K were filed during the quarter ended December 31, 2001


1 Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-33418)
2 Incorporated by reference from the Company's Proxy Statement dated April 12, 2001 relating to the Company's annual meeting of stockholders held on May 15, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FINGER LAKES BANCORP, INC.


Date: March 26, 2002                                 By:  /s/G. Thomas Bowers
      --------------                                      ---------------------------------------------------------
                                                          G. Thomas Bowers
                                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/G. Thomas Bowers                             By:      /s/Michael J. Hanna
   -------------------------------------------------         ------------------------------------------------------
     G. Thomas Bowers, Chairman, President,                  Michael J. Hanna, Director
     Chief Executive Officer and Director
     (Principal Executive Officer)

Date: March 26, 2002                                 Date:    March 26, 2002
      --------------                                          --------------


By:  /s/Chris M. Hansen                              By:     /s/James E. Hunger
     ----------------------------------------------          ------------------------------------------------------
     Chris M. Hansen, Director                               James E. Hunter, Director

Date: March 26, 2002                                 Date:    March 26, 2002
      --------------                                          --------------


By:  /s/Bernard G. Lynch                             By:     /s/ Ronald C. Long
    -----------------------------------------------          ------------------------------------------------------
     Bernard G. Lynch, Director                              Ronald C. Long, Director

Date: March 26, 2002                                 Date:    March 26, 2002
      --------------                                          --------------


By:  /s/Arthur W. Pearce
  -------------------------------------------------
     Arthur W. Pearce, Director

Date: March 26, 2002


By:  /s/Terry L. Hammond
     ----------------------------------------------
     Terry L. Hammond, Executive Vice President
     & Chief Financial Officer

Date: March 26, 2002
      --------------