Form 10-Q
period 2002-03-31
FINGER LAKES BANCORP INC
filed 2002-05-14
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [X]      SECURITIES EXCHANGE ACT OF 1934
         ---

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         ---

For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-31821
                        --------------------------------

                           FINGER LAKES BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      16-1594819
            --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
(Incorporation or organization)                       Identification Number)

470 EXCHANGE STREET, GENEVA, NEW YORK                         14456
---------------------------------------                    ----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (315) 789-3838
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

                  Number of shares of common stock outstanding
                              as of March 31, 2002

COMMON STOCK, $.01 PAR VALUE                                3,173,807
----------------------------                                ---------
           Class                                          Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q


                                      INDEX

                                                                                                Page

PART I -  FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                           at March 31, 2002 and December 31, 2001                               3

                  Consolidated  Statements of Income
                           for the three month periods ended
                           March 31, 2002 and March 31, 2001                                     4

                  Consolidated  Statements of Cash Flows
                           for the three month periods ended
                           March 31, 2002 and March 31, 2001                                     5, 6

                  Consolidated Statements of Changes in Stockholders' Equity
                           for the three month period ended March 31, 2002                       7

                  Notes to Consolidated Financial Statements                                     8, 9

         Item 2 -  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         10 - 12

         Item 3 - Quantitative & Qualitative Disclosure about
                           Market Risk                                                           12, 13


PART II -  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                              14
         Item 2 - Changes in Securities and Use of Proceeds                                      14
         Item 3 - Defaults Upon Senior Securities                                                14
         Item 4 - Submission of Matters to a Vote of Security Holders                            14
         Item 5 - Other Information                                                              14
         Item 6 - Exhibits and Reports on Form 8-K                                               14

         Signatures                                                                              15

Item 1 - Financial Statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                           March 31,           December 31,
                                                                           ---------           ------------
                                                                              2002                2001
                                                                           ---------             -------
Assets
------

Cash and due from banks                                                    $   4,880               3,875
Securities available for sale, at fair value                                 139,903             135,599
Securities held to maturity, fair value
     of $1,851 at March 31, 2002 and
     $1,855 at December 31, 2001                                               1,830               1,831

Loans                                                                        188,319             181,757
         Less allowance for loan losses                                        1,641               1,534
                                                                           ---------             -------
Net loans                                                                    186,678             180,223

Accrued interest receivable                                                    1,924               1,878
Federal Home Loan Bank Stock, at cost                                          4,065               4,327
Premises and equipment, net                                                    4,085               4,134
Bank owned life insurance                                                      8,548               8,432
Other assets                                                                   4,625               3,061
                                                                           ---------             -------
         Total assets                                                      $ 356,538             343,360
                                                                           =========             =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits                                                              $ 247,360             231,720
     Advances from Federal Home Loan Bank                                     70,488              70,627
     Other liabilities                                                         3,675               4,262
                                                                           ---------             -------
         Total liabilities                                                   321,523             306,609
                                                                           ---------             -------

Stockholders' Equity:
     Preferred Stock; $.01 par value; authorized 1,000,000
        shares; issued and outstanding-none                                      ---                 ---
     Common Stock, $.01 par value; 5,000,000 shares
       authorized; 3,451,257 shares issued                                        35                  35
     Additional paid-in capital                                               20,194              20,167
     Retained earnings                                                        20,227              19,779
     Treasury stock - at cost; 277,450 and 107,800
        shares at March 31, 2002 and December 31,
       2001, respectively                                                     (3,006)             (1,154)
     Accumulated other comprehensive loss                                       (506)                (66)
     Unearned compensation                                                      (708)               (751)
     Unallocated shares of ESOP                                               (1,221)             (1,259)
                                                                           ---------             -------

         Total stockholders' equity                                           35,015              36,751
                                                                           ---------             -------

Total liabilities and stockholders' equity                                 $ 356,538             343,360
                                                                           =========             =======


See accompanying notes to consolidated financial statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months
                                                     Ended March 31,
                                                     ---------------
                                                  2002            2001
                                                 ------          ------

Interest income:
     Loans                                       $3,527           3,543
     Securities                                   2,163           2,367
     Other                                           --               9
                                                 ------            ----
                                                  5,690           5,919
                                                 ------            ----

Interest expense:
     Deposits                                     1,918           2,779
     Borrowings                                     995             962
                                                 ------            ----
                                                  2,913           3,741
                                                 ------            ----

         Net interest income                      2,777           2,178

Provision for loan losses                           140              60
                                                 ------            ----

Net interest income after provision
     for loan losses                              2,637           2,118
                                                 ------            ----

Non interest income:
     Service charges and other fee
      income                                        423             333
     Net gain on sale of securities                  98             118
     Increase in cash value of bank
     owned life insurance                           116              76
       Net gain on sale of loans                     57              12
       Other                                          3               4
                                                 ------            ----
                                                    697             543
                                                 ------            ----

Non interest expenses:

     Salaries and employee benefits               1,219           1,042
     Office occupancy and equipment                 418             446
     Professional fees                              136             113
     Marketing and advertising                      124              69
     Data processing                                 60              59
     Other                                          463             427
                                                 ------            ----
                                                  2,420           2,155
                                                 ------            ----

Income before income tax expense                    914             506

Income tax expense                                  278             163
                                                 ------            ----

Net income                                       $  636             343
                                                 ======            ====

Net income per common share - basic and
     diluted                                     $ 0.21            0.11
                                                 ======            ====

      See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                                       ---------------

                                                                    2002               2001
                                                                  --------           --------

Cash flows from operating activities:
Net income                                                        $    636                343
  Adjustments to reconcile net income
  to net cash provided/(used) by
  operating activities:
     Depreciation and amortization                                     196                210
     Amortization of fees, discounts
       and premiums                                                    102                 26
     Provision for loan losses                                         140                 60
     Net gain on sale of securities available for sale                 (98)              (118)
     Net gain on sale of loans                                         (57)               (12)
     Net gain from sale of real estate owned                           (11)                (6)
     Allocation of ESOP                                                 65                 31
     Amortization of deferred stock compensation                        43                 --
     Increase in cash value of BOLI                                   (116)               (77)
     Proceeds from sale of loans held for sale                       5,831                634
     Loans originated for sale                                      (5,666)              (516)
     (Increase)/decrease in accrued interest receivable                (46)                49
     Increase in other assets                                       (1,327)               (46)
     Decrease in other liabilities                                    (587)              (532)
                                                                  --------           --------

Net cash provided by operating activities                              895                 46
                                                                  --------           --------

Cash flows from investing activities:
  Proceeds from maturities of and principal collected on
     securities available for sale                                  10,142              2,398
  Proceeds from sales of securities available for sale              26,075             32,892
  Purchases of securities available for sale                       (41,242)           (47,383)
  Loans originated and purchased                                   (21,790)            (9,691)
  Principal collected on loans                                      15,072              6,439
  Purchase of bank owned life insurance                                 --             (3,000)
  Proceeds from sale of real estate owned                               67                 56
  Redemption of FHLB stock                                             612                 --
  Purchases of FHLB stock                                             (350)               (97)
  Purchases of premises and equipment, net                            (147)               (52)
                                                                  --------           --------

Net cash used in investing activities                              (11,561)           (18,438)
                                                                  --------           --------

                                                                     (continued)

                           FINGER LAKES BANCORP, INC.
                           --------------------------


                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                     ---------------

                                                                                  2002               2001
                                                                                --------           --------

Cash flows from financing activities:
  Net increase in savings, demand and money market
     accounts                                                                   $  6,553              1,275
  Net increase in time deposits                                                    9,087              5,905
  Net increase in short term advances from FHLB                                      200              6,000
  Long term advances from FHLB                                                        --              5,123
  Repayments of long term advances from FHLB                                        (339)              (264)
  Purchase of treasury stock                                                      (1,852)                --
  Dividends on common stock                                                         (188)              (207)
                                                                                --------           --------

Net cash provided by financing activities                                         13,461             17,832
                                                                                --------           --------

Net increase/(decrease) in cash and cash equivalents                               1,005               (560)


Cash and cash equivalents at beginning of period                                   3,875              4,496
                                                                                --------           --------

Cash and cash equivalents at end of period                                      $  4,880              3,936
                                                                                ========           ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                   $  2,889              3,700
     Income taxes                                                                     53                  3








See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                        Three months ended March 31, 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                  Accumulated
                                                    Additional            Treasury    Other                 Unallocated
                                           Common   Paid - in   Retained  ------- Comprehensive   Unearned    Shares
                                           Stock     Capital    Earnings   Stock      Income    Compensation  of ESOP     Total
                                          -------    -------    -------   -------    -------       -------    -------    -------
Balance at December 31, 2001              $    35     20,167     19,779    (1,154)      (66)         (751)    (1,259)    36,751

Comprehensive income:
  Net income                                   --         --        636        --        --            --         --        636
  Change in net unrealized gains/losses
       on securities available for
       sale, net of taxes                      --         --         --        --      (440)           --         --       (440)
                                                                                                                        -------
Total comprehensive income                                                                                                  196
                                                                                                                        -------
Allocation of shares under ESOP                --         27         --        --        --            --         38         65
Purchase of treasury shares                    --         --         --    (1,852)       --            --         --     (1,852)
Amortization of deferred stock                 --         --         --        --        --            43         --         43
  compensation
Cash dividends declared, $.06 per share      (188)        --         --        --        --            --         --       (188)
                                          -------    -------    -------   -------    -------       -------    -------    -------

Balance at March 31, 2002                 $    35     20,194     20,227    (3,006)     (506)         (708)    (1,221)    35,015
                                          =======    =======    =======   =======    =======       =======    =======    =======


See accompanying notes to consolidated financial statements.

FINGER LAKES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)      ORGANIZATION
         ------------

         Finger Lakes Bancorp, Inc. (the Bancorp), through its wholly-owned subsidiary Savings Bank of the Finger Lakes, FSB (the Bank), provides financial services to individuals and businesses primarily in the Finger Lakes region of Upstate New York. The Bancorp and Bank, which are subject to regulation by certain federal agencies including the Office of Thrift Supervision (OTS), are referred to herein as the Company.

(2)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three months ended March 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The unaudited consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All intercompany accounts and transactions have been eliminated in consolidation.


(3)      NET INCOME PER SHARE
         --------------------

         Basic net income per common share for the three-month periods ended March 31, 2002 and 2001 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares and deferred stock compensation shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options and unearned stock compensation.

         The following is a summary of the net income per share calculations (in thousands, except net income per share):

                                               For the three months
                                               Ended March 31, 2002
                                               --------------------

                                            Basic               Diluted
                                            -----               -------

Net income                             $       636                  636
                                       -----------           ----------

Weighted average shares                      3,014                3,014
Common stock equivalents                       ---                   79
                                       -----------           ----------

Total weighted average shares                3,014                3,093
                                       ===========           ==========

Net income per share                   $      0.21                 0.21
                                       ===========           ==========


                                             For the three months
                                             Ended March 31, 2001
                                             --------------------

                                          Basic               Diluted
                                          -----               -------

Net income                             $       343                  343
                                       -----------           ----------

Weighted average shares                      3,241                3,241
Common stock equivalents                       ---                    4
                                       -----------           ----------

Total weighted average shares                3,241                3,245
                                       ===========           ==========

Net income per share                   $      0.11                 0.11
                                       ===========           ==========


(4)      DIVIDENDS
         ---------

         The Company declared a regular cash dividend of $.06 per share for the quarter ended March 31, 2002 on April 23, 2002, payable May 21, 2002 to stockholders of record May 7, 2002.


(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based on guidelines specified SFAS No. 142.

         The adoption of SFAS Nos. 141 and 142 did not materially affect the Company's financial condition and results of operations. The Company adopted SFAS No. 141 on July 1, 2001 and SFAS No. 142 on January 1, 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001
-------------------------------------------------------------------------

Total assets as of March 31, 2002 were $356.5 million, an increase of $13.2 million or 3.8% from December 31, 2001. The increase was due primarily to a $6.6 million or 3.6% increase in total loans, and an increase of $4.3 million or 3.2% in securities available for sale. With continued emphasis on complementing our traditional mortgage lending with increased commercial lending, commercial real estate and business loans increased by $6.6 million, residential mortgage loans decreased by $2.1 million, home equity loans increased by $1.4 million, and other consumer loans increased by $649,000. The increase in securities available for sale is a result of purchases of $41.2 million, partially offset by amortizations and prepayments of $10.1 million and sales of $26.1 million. Net unrealized losses on securities available for sale amounted to $506,000, net of deferred taxes, representing an after-tax net decrease of $440,000 in the market value of securities available for sale since year end as interest rates increased by approximately 50 basis points.

The growth in assets during the first three months of 2002 was funded by a $15.6 million or 6.7% increase in total deposits. Savings deposits increased by $3.0 million or 5.0% and demand deposits increased $3.6 million or 12.4%, while certificate of deposits increased $9.1 million or 6.3%. Advances from the Federal Home Loan Bank of New York ("FHLB") remained flat at $70.5 million, as compared to $70.6 million at year end.

Stockholders' equity totaled $35.0 million as of March 31, 2002, a decrease of $1.7 million or 4.7% from December 31, 2001. The decrease in stockholders' equity resulted from net income of $636,000, a decrease of $440,000 in the market value of securities available for sale, net of related deferred income taxes, dividend distributions of $188,000, and treasury share purchases in the amount of $1.9 million, at an average cost of $10.91.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

GENERAL
Net income for the quarter ended March 31, 2002 amounted to $636,000 or $0.21 per share, compared to net income of $343,000, or $0.11 per share for the quarter ended March 31, 2001. The increase in net income is primarily attributable to an increase of $599,000 in net interest income, as well as an increase in noninterest income of $154,000. This was partially offset by an increase of $265,000 in noninterest expenses, an increase in provision for loan losses of $80,000, and an increase of $115,000 in income tax expense.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.8 million for the three month period ended March 31, 2002, an increase of $599,000 from the same period last year. The average interest rate spread for the three-month period ended March 31, 2002 was 3.18% versus 2.39% during the same period in 2001. The average yield on interest-earning assets decreased 53 basis points from 7.53% to 7.00%, while the average cost of interest-bearing liabilities decreased 132 basis points from 5.14% to 3.82%.

INTEREST INCOME
Total interest income for the three-month period ended March 31, 2002 amounted to $5.7 million, a decrease of $229,000 from the same period in 2001. The average yield on earning assets decreased to

7.00% during the three months ended March 31, 2002 compared to 7.53% in the same period of 2001. Interest income on loans for the three months ended March 31, 2002 amounted to $3.5 million, relatively flat from the same period in 2001. Total loans increased by $9.6 million to an average of $184.3 million for the three months ended March 31, 2002, offset by a decrease in the average yield to 7.76% from 8.23% during the same period last year. Interest income on securities for the three months ended March 31, 2002 amounted to $2.2 million, down from $2.4 million from the same period last year. Changes in interest income on securities consisted of an increase in the average outstanding securities balance (at amortized cost) of $1.6 million to $145.2 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 64 basis points to 6.04%.

INTEREST EXPENSE
Total interest expense for the three months ended March 31, 2002 was $2.9 million, a decrease of $828,000 from the same period in 2001. During the first quarter of 2002, interest expense on deposits amounted to $1.9 million while interest expense on borrowed funds amounted to $1.0 million. Interest expense on deposits decreased $861,000 or 31.0% as average deposits increased $6.0 million to $236.7 million, while the average cost of deposits decreased 160 basis points to 3.29%. The average cost of borrowings decreased 53 basis points to 5.54% from 6.07% a year ago, while the average outstanding borrowings increased $8.5 million to $72.9 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $140,000 for the three months ended March 31, 2002, an increase of $80,000 from the same period last year. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.6 million as of March 31, 2002 or 0.87% of total loans outstanding and 391% of non-performing loans. Non-performing loans increased from $362,000 as of December 31, 2001 to $420,000 as of March 31, 2002. This increase primarily relates a general increase in consumer loan delinquencies. The ratio of non-performing assets to total assets was 0.14% at March 31, 2002 as compared to 0.20% at December 31, 2001. Net charge-offs during the first quarter of 2002 were $33,000 or 0.02% of total average loans outstanding, as compared to $18,000 or 0.01% of total average loans outstanding for the same period last year.

NONINTEREST INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $697,000 for the three months ended March 31, 2002, an increase of $154,000 or 28.4% compared to the first quarter of 2001. Service charges and other fee income was $423,000 for the three months ended March 31, 2002, an increase of $90,000 over the same period in 2001. This improvement is primarily attributable to an increase of $58,000 in service charges on deposit accounts and $50,000 in loan prepayment penalties. An increase of $45,000 in net gains from the sale of loans reflects higher volumes of loan sales, as loan sales in the first quarter of 2002 were $5.8 million as compared to $516,000 for the same period last year. Other noninterest income was $119,000 for the three months ended March 31, 2002 as compared to $80,000 during the same period last year. This increase is attributable to an increase of $39,000 in income from bank owned life insurance, as the Company purchased additional insurance in March 2001.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.4 million for the three months ended March 31, 2002, an increase of $265,000 or 12.3% from the same period last year. An increase of $177,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. A decrease of $28,000 in office occupancy and equipment expense was primarily the result of lower depreciation expense, due to a fully depreciated branch and related equipment in our Ithaca market. Professional fees increased $23,000 or 20.4% from the same period last year, due primarily to increases in legal and accounting fees. Marketing expenses increased $55,000 during the first quarter of 2002 to $124,000, primarily due to expenses relating to a certificate of deposit promotion targeted at longer term maturies, as well as a renewed home equity loan campaign. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $36,000 or 8.4% from the same period last year.

INCOME TAXES
Income tax expense for the three months ended March 31, 2002 was $278,000 on income before tax of $914,000, reflecting an effective tax rate of 30.4%. For the same period in 2001, the effective rate was 32.2%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, the formation of a real estate investment trust in September 2001, as well as our investment in municipal bonds, which totaled $2.8 million at March 31, 2002.



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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 2001 (date of latest available data):

                                ESTIMATED NET PORTFOLIO VALUE                   NPV AS % OF PV OF ASSETS
    BASIS POINT                 -----------------------------                   ------------------------
      CHANGE                                                                                     BASIS POINTS
     IN RATES             $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO             CHANGE
                          --------         --------          --------         ---------             ------
                            (Dollars in Thousands)

       +300               $  16,156         (20,726)           (56)%              4.95%             (542)bp
       +200                  22,981         (13,901)           (38)               6.85              (352)bp
       +100                  30,435          (6,447)           (17)               8.80              (157)bp
        -                    36,882              -               -               10.37                 -
       -100                  39,313            2,431             7               10.87                50 bp




As shown by the table, increases in interest rates are estimated to significantly decrease our NPV, while a decrease of 100 basis points in interest rates is estimated to result in a much smaller net change in our NPV. The table suggests that in the event of a 200 basis point increase in interest rates, we would experience a decrease in NPV as a percentage of assets to 6.85% from 10.37%. Net portfolio values in a falling rate environment of 200 and 300 basis points or more have not been calculated, due to the current interest rate environment of historically low rates.

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




Date:    May 13, 2002                  By:      /s/G. Thomas Bowers
                                                -------------------
                                                G. Thomas Bowers
                                                Chairman, President and Chief
                                                Executive Officer


Date:    May 13, 2002                  By:      /s/Terry L. Hammond
                                                -------------------
                                                Terry L. Hammond
                                                Executive Vice President and
                                                Chief Financial Officer