Form 10-Q
period 2002-06-30
FINGER LAKES BANCORP INC
filed 2002-08-13
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                                 -------------

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-31821
                        --------------------------------

                           FINGER LAKES BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   16-1594819
         -------------------------------            ----------------------
         (State or other jurisdiction of              (I.R.S. Employer
         (Incorporation or organization)            Identification Number)

           470 EXCHANGE STREET, GENEVA, NEW YORK            14456
         ---------------------------------------          ----------
         (Address of principal executive office)          (Zip Code)

         Registrant's telephone number, including area code:  (315) 789-3838
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

                  Number of shares of common stock outstanding
                              as of August 12, 2002

             COMMON STOCK, $.01 PAR VALUE                         3,173,807
             ----------------------------                         ---------
                           Class                                Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q


                                      INDEX

                                                                                  Page

 PART I -  FINANCIAL INFORMATION

          Item 1 - Financial Statements (unaudited):

                   Consolidated Statements of Financial Condition
                            at June 30, 2002 and December 31, 2001                 3

                   Consolidated  Statements of Income
                            for the three and six month periods ended
                            June 30, 2002 and June 30, 2001                        4
                   Consolidated  Statements of Cash Flows
                            for the six month periods ended
                            June 30, 2002 and June 30, 2001                        5, 6
                   Consolidated Statements of Changes in Stockholders' Equity
                            for the six month period ended June 30, 2002           7

                   Notes to Consolidated Financial Statements                      8, 9

          Item 2 -  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations          10 - 14

          Item 3 - Quantitative & Qualitative Disclosure about
                            Market Risk                                            14, 15


 PART II -  OTHER INFORMATION

          Item 1 - Legal Proceedings                                               16
          Item 2 - Changes in Securities and Use of Proceeds                       16
          Item 3 - Defaults Upon Senior Securities                                 16
          Item 4 - Submission of Matters to a Vote of Security Holders             16
          Item 5 - Other Information                                               17
          Item 6 - Exhibits and Reports on Form 8-K                                17

          Signatures                                                               18

Item 1 - Financial Statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                  JUNE 30,       DECEMBER 31,
                                                                  ---------       ---------
                                                                    2002            2001
                                                                    ----            ----
ASSETS

Cash and due from banks                                           $   4,601           3,875
Securities available for sale, at fair value                        138,649         135,599
Securities held to maturity, fair value
     of $21,675 at June 30, 2002 and
     $1,855 at December 31, 2001                                     21,468           1,831

Loans                                                               202,857         181,757
         Less allowance for loan losses                               1,715           1,534
                                                                  ---------       ---------
Net loans                                                           201,142         180,223

Accrued interest receivable                                           2,071           1,878
Federal Home Loan Bank Stock, at cost                                 4,343           4,327
Premises and equipment, net                                           4,054           4,134
Bank owned life insurance                                             8,662           8,432
Other assets                                                          2,828           3,061
                                                                  ---------       ---------
         Total assets                                             $ 387,818         343,360
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                     $ 265,063         231,720
     Advances from Federal Home Loan Bank                            81,545          70,627
     Other liabilities                                                4,083           4,262
                                                                  ---------       ---------
         Total liabilities                                          350,691         306,609
                                                                  ---------       ---------

Stockholders' Equity:
     Preferred Stock; $.01 par value; authorized 1,000,000
        shares; issued and outstanding-none                            --              --
     Common Stock, $.01 par value; 5,000,000 shares
       authorized; 3,451,257 shares issued
       at June 30, 2002 and December 31, 2001                            35              35
     Additional paid-in capital                                      20,232          20,167
     Retained earnings                                               20,754          19,779
     Treasury stock - at cost; 277,450 and 107,800
        shares at June 30, 2002 and December 31, 2001,
       respectively                                                  (3,006)         (1,154)
     Accumulated other comprehensive income (loss)                      910             (66)
     Unearned compensation                                             (615)           (751)
     Unallocated shares of ESOP                                      (1,183)         (1,259)
                                                                  ---------       ---------

         Total stockholders' equity                                  37,127          36,751
                                                                  ---------       ---------

Total liabilities and stockholders' equity                        $ 387,818         343,360
                                                                  =========       =========

See accompanying notes to consolidated financial statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months                Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                     --------------               --------------

                                                                   2002          2001         2002         2001
                                                                 -------       -------      -------       -------
Interest income:
     Loans                                                       $ 3,530         3,591        7,057         7,134
     Securities                                                    2,233         2,328        4,395         4,694
     Other                                                             1             1            2            11
                                                                 -------       -------      -------       -------
                                                                   5,764         5,920       11,454        11,839
                                                                 -------       -------      -------       -------

Interest expense:
     Deposits                                                      1,960         2,702        3,878         5,482
     Borrowings                                                      950           998        1,945         1,960
                                                                 -------       -------      -------       -------
                                                                   2,910         3,700        5,823         7,442
                                                                 -------       -------      -------       -------

         Net interest income                                       2,854         2,220        5,631         4,397

Provision for loan losses                                            200            75          340           135
                                                                 -------       -------      -------       -------

Net interest income after provision
     for loan losses                                               2,654         2,145        5,291         4,262
                                                                 -------       -------      -------       -------

Non interest income:
     Service charges and other fee
      income                                                         426           320          848           653
     Net gain on sale of securities                                  110           203          208           321
     Increase in cash value of bank
       owned life insurance                                          114           118          230           195
       Net gain on sale of loans                                      51            48          108            60

       Other                                                           4             5            7             8
                                                                 -------       -------      -------       -------
                                                                     705           694        1,401         1,237
                                                                 -------       -------      -------       -------

Non interest expenses:

     Salaries and employee benefits                                1,296         1,027        2,515         2,068
     Office occupancy and equipment                                  411           410          826           853
     Professional fees                                               141           169          277           282
     Marketing and advertising                                       110           121          234           190
     Data processing                                                  55            54          115           113
       Reduction of environmental
           remediation liability                                    (166)         --           (166)         --
     Other                                                           500           451          966           880
                                                                 -------       -------      -------       -------
                                                                   2,347         2,232        4,767         4,386
                                                                 -------       -------      -------       -------

Income before income tax expense                                   1,012           607        1,925         1,113

Income tax expense                                                   305           184          582           347
                                                                 -------       -------      -------       -------

Net income                                                       $   707           423        1,343           766
                                                                 =======       =======      =======       =======

Net income per common share :
       Basic                                                     $  0.24          0.13         0.45          0.24
                                                                 =======       =======      =======       =======
       Diluted                                                   $  0.23          0.13         0.44          0.24
                                                                 =======       =======      =======       =======

See accompanying notes to consolidated financial statements

                           FINGER LAKES BANCORP, INC.
                           --------------------------

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                       Six Months
                                                                    Ended June 30,
                                                                    --------------
                                                                2002            2001
                                                              --------       --------
Cash flows from operating activities:
Net income                                                    $  1,343            766
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                 399            409
     Amortization of fees, discounts and premiums                  258             75
     Provision for loan losses                                     340            135
     Reduction of environmental remediation liability             (166)          --
     Net gain on sale of securities available for sale            (208)          (321)
     Net gain on sale of loans                                    (108)           (60)
     Net gain from sale of real estate owned                       (11)            (7)
     Allocation of ESOP                                            141            101
     Amortization of deferred stock compensation                   136             22
     Increase in cash value of BOLI                               (230)          (195)
     Proceeds from sale of loans held for sale                   9,414          4,324
     Loans originated for sale                                  (8,596)        (4,257)
     Decrease/(increase) in accrued interest receivable           (193)           231
     Increase in other assets                                     (418)          (531)
     Decrease in other liabilities                                 (13)           (18)
                                                              --------       --------

Net cash provided by operating activities                        2,088            674
                                                              --------       --------

Cash flows from investing activities:
  Proceeds from maturities of and principal collected on
     securities available for sale                              17,367          9,713
  Proceeds from maturities of and principal collected on
     securities held to maturity                                    34           --
  Proceeds from sales of securities available for sale          53,504         70,662
  Purchases of securities available for sale                   (72,257)       (86,732)
  Purchases of securities held to maturity                     (19,683)          --
  Loans originated and purchased                               (53,701)       (26,170)
  Principal collected on loans                                  31,601         16,706
  Purchase of bank owned life insurance                           --           (3,000)
  Proceeds from sale of real estate owned                           67             89
  Redemption of FHLB stock                                       1,063           --
  Purchases of FHLB stock                                       (1,079)          (363)
  Purchases of premises and equipment, net                        (318)           (80)
                                                              --------       --------

Net cash used in investing activities                          (43,402)       (19,175)
                                                              --------       --------

                                               (continued)

                           FINGER LAKES BANCORP, INC.
                           --------------------------


                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                            -----------------------
                                                                              2002            2001
                                                                            --------       --------
Cash flows from financing activities:
  Net increase in savings, demand and money market
     accounts                                                               $  8,937         11,243
  Net increase/(decrease) in time deposits                                    24,405         (4,457)
  Net increase in short term advances from FHLB                               11,600          8,300
  Long term advances from FHLB                                                  --            5,124
    Repayments of long term advances from FHLB                                  (682)          (534)
  Shares acquired for stock benefit plans                                       --             (938)
  Purchase of treasury stock                                                  (1,852)          --
  Stock issuance costs                                                          --              (24)
  Dividends on common stock                                                     (414)
                                                                                               (368)
                                                                            --------       --------

Net cash provided by financing activities                                     42,040         18,300
                                                                            --------       --------

Net increase/(decrease) in cash and cash equivalents                             726           (201)


Cash and cash equivalents at beginning of period                               3,875          4,496
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $  4,601          4,295
                                                                            ========       ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                               $  5,808          7,396
     Income taxes                                                                708            320

Non-cash investing activities:
  Transfer of loans to real estate owned                                    $     56           --


See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                         Six months ended June 30, 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                                Accumulated
                                              Additional                            Other                    Unallocated
                                      Common  Paid - in   Retained  Treasury   Comprehensive      Unearned     Shares
                                      Stock    Capital    Earnings   Stock         Income       Compensation   of Esop    Total
                                     --------  --------   --------- --------   --------------   ------------ ----------- -------
Balance at December 31, 2001         $    35    20,167      19,779   (1,154)          (66)          (751)     (1,259)    36,751

Comprehensive income:
  Net income                            --         --        1,343     --            --              --          --       1,343
  Change in net unrealized
       gains/losses on securities
       available for
       sale, net of taxes               --         --         --       --             976            --          --         976
                                                                                                                        -------
Total comprehensive income                                                                                                2,319
                                                                                                                        -------
Allocation of shares under ESOP         --          65        --       --            --              --            76       141
Purchase of treasury shares             --         --         --     (1,852)         --              --          --      (1,852)
Amortization of deferred stock
  compensation                          --         --         --       --            --              136         --         136
Cash dividends declared,
  $.12 per share                        (368)      --         --       --            --              --          --        (368)
                                     -------   -------     -------    -------     -------        -------     -------    -------

Balance at June 30, 2002             $    35    20,232      20,754   (3,006)          910           (615)     (1,183)    37,127
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

         On July 21, 2002, the Bancorp signed a definitive merger agreement with First Niagara Financial Group, Inc., under which First Niagara Financial Group, Inc. will, subject to regulatory and shareholder approval as well as other conditions set forth in the agreement, acquire all of the outstanding shares of the Company for $20.00 per share and the Bancorp will be merged into First Niagara Financial Group, Inc. As a result of the merger, Savings Bank of the Finger Lakes will also be merged into First Niagara Financial Group, Inc. The transaction is expected to be completed during the first quarter of 2003.




(2)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The unaudited consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All intercompany accounts and transactions have been eliminated in consolidation.



 (3)     NET INCOME PER SHARE

         Basic net income per common share for the three-month and six-month periods ended June 30, 2002 and 2001 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares and deferred stock compensation shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options and unearned stock compensation.

         The following is a summary of the net income per share calculations (in thousands, except net income per share):

                                                For the Three Months                     For the Six Months
                                                Ended June 30, 2002                     Ended June 30, 2002
                                                -------------------                     -------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------

Net income                             $       707                  707          $     1,343                1,343
                                       ----------------     ----------------     ----------------    -----------------

Weighted average shares                      2,927                2,927                2,977                2,977
Common stock equivalents                       ---                  115                  ---                   95
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares                2,927                3,042                2,977                3,072
                                       ================     ================     ================    =================

Net income per share                   $      0.24                 0.23          $      0.45                 0.44
                                       ================     ================     ================    =================



                                                For the three months                     For the six months
                                                Ended June 30, 2001                     Ended June 30, 2001
                                                -------------------                     -------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------

Net income                             $       423                  423          $       766                  766
                                       ----------------     ----------------     ----------------    -----------------

Weighted average shares                      3,188                3,188                3,215                3,215
Common stock equivalents                       ---                   16                  ---                    8
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares                3,188                3,204                3,215                3,223
                                       ================     ================     ================    =================

Net income per share                   $      0.13                 0.13          $      0.24                 0.24
                                       ================     ================     ================    =================


(4)      DIVIDENDS

         The Company declared a regular cash dividend of $.06 per share for the quarter ended June 30, 2002 on July 15, 2002, payable August 12, 2002 to stockholders of record July 29, 2002.


(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based on guidelines specified in SFAS No. 142.

         The adoption of SFAS Nos. 141 and 142 did not materially affect the Company's financial condition and results of operations. The Company adopted SFAS No. 141 on July 1, 2001 and SFAS No. 142 on January 1, 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets as of June 30, 2002 were $387.8 million, an increase of $44.5 million or 12.9% from December 31, 2001. The increase was due primarily to a $20.9 million or 11.6% increase in net loans, an increase of $3.1 million or 2.2% in securities available for sale, and an increase of $19.6 million in securities held to maturity. Commercial real estate and business loans increased by $20.4 million. In addition, home equity loans increased by $4.1 million and other consumer loans increased by $2.0 million, while residential mortgage loans decreased by $5.6 million. The increase in securities available for sale is a result of purchases of $72.3 million, partially offset by amortizations and prepayments of $17.4 million and sales of $53.5 million. The increase of $19.6 million in securities held to maturity represents securities purchased in connection with a leverage strategy implemented to enhance net interest income.

The growth in assets during the first six months of 2002 was funded in part by a $33.3 million or 14.4% increase in total deposits. Savings deposits increased by $3.6 million or 6.0%, demand deposits increased $5.3 million or 18.5%, and certificate of deposits increased $14.4 million or 10.1%. In addition, the Company originated $10.0 million in brokered certificates of deposit during the second quarter of 2002. Advances from the Federal Home Loan Bank of New York ("FHLB") increased by $10.9 million or 15.5% during the first six months of 2002, as funding needs exceeded retail deposit growth.

Stockholders' equity totaled $37.1 million as of June 30, 2002, an increase of $376,000 from December 31, 2001. The increase within stockholders' equity resulted from net income of $1.3 million, and an increase of $976,000 in the market value of securities available for sale, net of related deferred income taxes, partially offset by dividend distributions of $368,000, and treasury shares purchased in the amount of $1.9 million at an average cost of $10.91.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
2001

GENERAL
Net income for the quarter ended June 30, 2002 amounted to $707,000 or $0.23 per diluted share, compared to net income of $423,000, or $0.13 per diluted share for the quarter ended June 30, 2001. The increase in net income is primarily attributable to an increase of $634,000 in net interest income, as well as an increase in noninterest income of $11,000. This was partially offset by an increase of $115,000 in noninterest expenses, an increase in provision for loan losses of $125,000 and an increase of $121,000 in income tax expense.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.9 million for the three month period ended June 30, 2002, an increase of $634,000 from the same period last year. The average interest rate spread for the three-month period ended June 30, 2002 was 3.11% versus 2.42% during the same period in 2001. The average yield on interest-earning assets decreased 65 basis points from 7.30% to 6.65%, while the average cost of interest-bearing liabilities decreased 134 basis points from 4.88% to 3.54%.

INTEREST INCOME
Total interest income for the three-month period ended June 30, 2002 amounted to $5.8 million, a decrease of $156,000 from the same period in 2001. The average yield on earning assets decreased to 6.65% during the three months ended June 30, 2002 compared to 7.30% in the same period of 2001. Interest income on loans for the three months ended June 30, 2002 amounted to $3.5 million, relatively unchanged from the same period in 2001. Total loans increased by $13.4 million to an average outstanding loan balance of $192.3 million for the three months ended June 30, 2002, offset by a decrease in the average yield to 7.36% from 8.05% during the same period last year. Interest income on securities for the three months ended June 30, 2002 amounted to $2.2 million, a decrease of $95,000 from the same period last year. Changes in interest income on securities consisted of an increase in the average outstanding securities balance (at amortized cost) of $9.2 million to $155.5 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 62 basis points to 5.76%.

INTEREST EXPENSE
Total interest expense for the three months ended June 30, 2002 was $2.9 million, a decrease of $790,000 from the same period in 2001. During the second quarter of 2002, interest expense on deposits amounted to $2.0 million while interest expense on borrowed funds amounted to $950,000. Interest expense on deposits decreased $742,000 or 27.5% as average deposits increased $18.5 million to $254.1 million and the average cost of deposits decreased 151 basis points to 3.09%. The average cost of borrowings decreased 79 basis points to 5.07% from 5.86% a year ago, while the average outstanding borrowings increased $6.9 million to $75.2 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $200,000 for the three months ended June 30, 2002, an increase of $125,000 from the same period last year. This increase reflects management's consideration of qualitative factors, including, but not limited to, the substantial growth in commercial real estate and business loans. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.7 million as of June 30, 2002 or 0.86% of total loans outstanding and 657% of non-performing loans. Non-performing loans decreased from $362,000 as of December 31, 2001 to $261,000 as of June 30, 2002. The decrease in non-performing loans primarily relates to a charge off of $76,000 on one commercial relationship. The ratio of non-performing assets to total assets was 0.10% at June 30, 2002 as compared to 0.20% at December 31, 2001. Net charge-offs during the second quarter of 2002 were $126,000, as compared to $33,000 for the same period last year.

NONINTEREST  INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $705,000 for the three months ended June 30, 2002, an increase of $11,000 or 1.6% compared to the second quarter of 2001. Service charges and other fee income was $426,000 for the three months ended June 30, 2002, an increase of $106,000 over the same period in 2001. This improvement is primarily attributable to an increase of $93,000 in service charges on deposit accounts and $15,000 in loan prepayment penalties. Net gains on the sale of securities were $110,000, a decrease of $93,000 from the same period last year. This decrease resulted primarily from higher levels of activity during 2001 as we restructured a portion of the securities portfolio in a lower interest rate environment.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.3 million for the three months ended June 30, 2002, an increase of $115,000 or 5.2% from the same period last year. An increase of $269,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. Office occupancy and equipment expense remained unchanged from the prior year. Professional fees decreased $28,000 or 16.6% from the same period last year, primarily due to the decision to discontinue outsourcing certain information technology functions. In the second quarter of 2002, we reversed $166,000 of accruals for environmental remediation relating to a foreclosed dry cleaning and laundry facility, as the final project costs were less than the budgeted estimates. The remediation work is completed and we are currently negotiating a contract to continue monitoring of the property. We have determined that the recorded liability is currently adequate to cover the anticipated costs of the monitoring for the new contract period. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $49,000 or 10.9% from the same period last year. This is primarily due to increased costs on life insurance policies.

INCOME TAXES
Income tax expense for the three months ended June 30, 2002 was $305,000 on income before tax of $1.0 million, reflecting an effective tax rate of 30.1%. For the same period in 2001, the effective rate was 30.3%. Our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, as well as our investment in municipal bonds, which totaled $2.4 million at June 30, 2002.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL
Net income for the six months ended June 30, 2002 amounted to $1.3 million or $0.44 per diluted share, compared to net income of $766,000, or $0.24 per diluted share for the six months ended June 30, 2001. The increase in net income is primarily attributable to an increase of $1.2 million in net interest income and an increase of $164,000 in noninterest income. This was partially offset by an increase of $381,000 in noninterest expenses, an increase of $205,000 in loan loss provisions, and an increase of $235,000 in income tax expense.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $5.6 million for the six-month period ended June 30, 2002, an increase of $1.2 million from the same period last year. The average interest rate spread for the six-month period ended June 30, 2002 was 3.15% versus 2.41% during the same period in 2001. Based on the maturity and repricing characteristics of the Company's balance sheet, during the first half of the year 2002 when interest rates were falling, liabilities repriced at a faster rate than assets. The average yield on interest-earning assets decreased 58 basis points from 7.41% to 6.83%, while the average cost of interest-bearing liabilities decreased 133 basis points from 5.01% to 3.68%.

INTEREST INCOME
Total interest income for the six-month period ended June 30, 2002 amounted to $11.5 million, a decrease of $385,000 from the same period in 2001. The average yield on earning assets decreased to 6.83% during the six months ended June 30, 2002 compared to 7.41% in the same period of 2001. Interest income on loans for the six months ended June 30, 2002 amounted to $7.1 million, relatively unchanged from the same period in 2001. Total loans increased to an average outstanding loan balance of $187.5 million for the six months ended June 30, 2002, offset by a decrease in the average yield to 7.59% from 8.14% during the same period last year. Interest income on securities for the six months ended June 30, 2002 amounted to $4.4 million, a decrease of $299,000 from the same period last year. This decrease was attributed to an increase in the average outstanding securities balance (at amortized cost), which increased by $5.6 million to $150.6 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 64 basis points to 5.89%.

INTEREST EXPENSE
Total interest expense for the six months ended June 30, 2002 was $5.8 million, a decrease of $1.6 million from the same period in 2001. For the first six months of 2002, interest expense on deposits amounted to $3.9 million while interest expense on borrowed funds amounted to $1.9 million. Interest expense on deposits decreased $1.6 million as average deposits increased $12.3 million to $245.4 million while the average cost of deposits decreased 155 basis points to 3.19%. Interest expense on borrowings decreased $15,000 from the same period last year. The average cost of borrowings decreased 66 basis points to 5.30% from 5.96% a year ago, while the average outstanding borrowings increased $7.7 million to $74.0 million.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $340,000 for the six months ended June 30, 2002, an increase of $205,000 from the same period last year. This increase reflects management's consideration of qualitative factors, including, but not limited to, the substantial growth in commercial real estate and business loans. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The allowance for loan losses amounted to $1.7 million as of June 30, 2002 or 0.86% of total loans outstanding and 657% of non-performing loans. Non-performing loans decreased from $362,000 as of December 31, 2001 to $261,000 as of June 30, 2002. The decrease in non-performing loans is primarily the result of a charge off of one commercial relationship. The ratio of non-performing assets to total assets was 0.10% at June 30, 2002 as compared to 0.20% at December 31, 2001. Net charge-offs during the first six months of 2002 were $159,000, as compared to $51,000 for the same period last year.

NONINTEREST INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $1.4 million for the six months ended June 30, 2002, an increase of $164,000 or 13.3% compared to the same period in 2001. Service charges and other fee income was $848,000 for the six months ended June 30, 2002, an increase of $195,000 or 29.9% over the same period in 2001. This improvement is primarily attributable to an increase of $152,000 or 33.2% in service charges on deposit accounts, as well as $65,000 in loan prepayment penalties. Gains on sale of securities decreased $113,000 during the six-month period ended June 30, 2002 as compared to the same period last year as a result of a restructuring of the portfolio during 2001. The increase of $48,000 in net gains from the sale of loans reflects higher levels of loan sales during 2002. The increase in the cash value of bank owned life insurance in the amount of $35,000 can be attributed to the purchase of additional insurance in March 2001.

NONINTEREST EXPENSE
Noninterest expense amounted to $4.8 million for the six months ended June 30, 2002, an increase of $381,000 or 8.7% from the same period last year. An increase of $447,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. A decrease of $27,000 in office occupancy and equipment expense was in part the result of lower depreciation expense, due to a fully depreciated branch and related equipment in our Ithaca market. In addition, lower utility costs this year contributed $14,000 to the reduction in office occupancy expense. Professional fees remained relatively flat from the same period last year. Marketing expenses increased $44,000 or 23.2% primarily due to expenses relating to a certificate of deposit promotion targeted at longer term maturities, as well as a renewed home equity loan campaign. In the second quarter of 2002, we reversed $166,000 of accruals for environmental remediation relating to a foreclosed dry cleaning and laundry facility, as the final project costs were less than the budgeted estimates. The remediation work is completed and we are currently negotiating a contract to continue monitoring of the property. We have determined that the recorded liability is currently adequate to cover the anticipated costs of the monitoring for the new contract period. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $86,000 or 9.8% from the same period last year. This is primarily due to increased costs on life insurance policies.

INCOME TAXES
Income tax expense for the six months ended June 30, 2002 was $582,000 on income before tax of $1.9 million, reflecting an effective tax rate of 30.2%. For the same period in 2001, the effective rate was 31.2%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, as well as our investment in municipal bonds, which totaled $2.4 million at June 30, 2002.

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at March 31, 2002 (date of latest available data):

       BASIS                  ESTIMATED NET PORTFOLIO VALUE                  NPV AS % OF PV OF ASSETS
       POINT                  -----------------------------                  ------------------------
      CHANGE
     IN RATES
     --------
                                                                                              BASIS POINTS
                          $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO          CHANGE
                          --------         --------          --------         ---------          ------
                            (Dollars in Thousands)
       +300          $       19,884         (19,084)           (49)%             5.84%            (473) bp
       +200                  26,324         (12,645)           (32)              7.53             (304) bp
       +100                  32,857          (6,112)           (16)              9.15             (142) bp
        -                    38,969              -               -              10.57                -
       -100                  41,463           2,494              6              11.05                48 bp

As shown by the table, increases in interest rates are estimated to significantly decrease our NPV, while decreases in interest rates are estimated to result in much smaller net changes in our NPV. The table suggests that in the event of a 200 basis point increase in interest rates, we would experience a decrease in NPV as a percentage of assets to 7.53% from 10.57%. Net portfolio values in a falling rate environment of 200 and 300 basis points or more have not been shown, due to the current interest rate environment of historically low rates.

The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

 PART II:  OTHER INFORMATION

         Item 1   LEGAL PROCEEDINGS
                  None

         Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

         Item 3   DEFAULTS UPON SENIOR SECURITIES
                  None

         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  (a) An annual meeting of shareholders of the Company was held on April 23, 2002 ("Annual Meeting")

                  (b)      Directors elected at the meeting:

                                   G. Thomas Bowers
                                   Chris M. Hansen
                                   Joan C. Rogers

                           In addition, the following directors are continuing in office:
                                   Michael J. Hanna           Bernard G. Lynch
                                   James E. Hunter            Arthur W. Pearce
                                   Ronald C. Long

                  (c) There were 2,937,458 shares of common stock of the company represented either in person or by proxy at the annual meeting which constituted a quorum. There were 3,173,807 shares of common stock eligible to be voted on each of the proposals.

                           (1)      Election of directors for a three-year term

                                                          FOR         WITHHELD
                                                          ---         --------
                                    G. Thomas Bowers    2,934,574       2,884
                                    Chris M. Hansen     2,935,399       2,059
                                    Joan C. Rogers      2,933,471       3,987


                           (2) Proposal to amend and restate the Company's 2001 Stock Option Plan

                                    FOR               AGAINST           ABSTAIN
                                    ---               -------           -------
                                    1,762,258         147,584           24,479


                           (3) Proposal to amend and restate the Company's 2001 Recognition and Retention Plan

                                    FOR               AGAINST           ABSTAIN
                                    ---               -------           -------
                                    2,746,605         171,362           19,491

                           (4) Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002

                                    FOR               AGAINST           ABSTAIN
                                    ---               -------           -------
                                    2,890,431         45,277             1,750

                  (d)      None

         Item 5   OTHER INFORMATION
                  None

         Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Index to Exhibits

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 12, 2002             By:      /s/G. Thomas Bowers
                                              -------------------
                                              G. Thomas Bowers
                                              Chairman, President and Chief
                                              Executive Officer


Date:    August 12, 2002             By:      /s/Terry L. Hammond
                                              -------------------
                                              Terry L. Hammond
                                              Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS





(99)     ADDITIONAL EXHIBITS

         Exhibits Filed with this Report

(1) Exhibit is certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.