Form 10-Q
period 2002-09-30
FINGER LAKES BANCORP INC
filed 2002-11-15
CIK 1109401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31821

                           FINGER LAKES BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                  16-1594819
        --------------------------------                                ----------------------
        (State or other jurisdiction of                                 (I.R.S. Employer
        Incorporation or organization)                                  Identification Number)

     470 EXCHANGE STREET, GENEVA, NEW YORK                                        14456
     ---------------------------------------                                    ----------
     (Address of principal executive office)                                    (Zip Code)

Registrant's telephone number, including area code: (315) 789-3838

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]


                  Number of shares of common stock outstanding
                             as of October 22, 2002


            COMMON STOCK, $.01 PAR VALUE                                 3,173,807
            ----------------------------                                 ---------
                     Class                                              Outstanding

                           FINGER LAKES BANCORP, INC.

                                    Form 10-Q

                                      INDEX

                                                                                      Page
        PART I -  FINANCIAL INFORMATION

               Item 1 - Financial Statements (unaudited):

                        Consolidated Statements of Financial Condition
                           at September 30, 2002 and December 31, 2001                 3

                        Consolidated Statements of Income for the three and nine
                           month periods ended September 30, 2002 and
                           September 30, 2001                                          4

                        Consolidated Statements of Cash Flows for the nine month
                           periods ended September 30, 2002 and September 30,
                           2001                                                        5 - 6

                        Consolidated Statements of Changes in Stockholders' Equity
                           for the nine month period ended September 30, 2002          7

                        Notes to Consolidated Financial Statements                     8 - 9

               Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations               10 - 14

               Item 3 - Quantitative & Qualitative Disclosure about
                           Market Risk                                                 14 - 15

               Item 4 - Controls and Procedures                                        15 - 16

        PART II -  OTHER INFORMATION

               Item 1 - Legal Proceedings                                              17

               Item 2 - Changes in Securities and Use of Proceeds                      17

               Item 3 - Defaults Upon Senior Securities                                17

               Item 4 - Submission of Matters to a Vote of Security Holders            17

               Item 5 - Other Information                                              17

               Item 6 - Exhibits and Reports on Form 8-K                               17

               Signatures                                                              18

               Certifications                                                          19 - 20

               Exhibit 99.1 -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350; Adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                           21

               Exhibit 99.2 -- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350; Adopted pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002                                       22


Item 1 -- Financial Statements

                           FINGER LAKES BANCORP, INC.

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                      September 30,  December 31,
                                                           2002         2001
                                                      -------------  ------------
Assets

Cash and due from banks                                 $   3,904        3,875
Securities available for sale, at fair value              140,017      135,599
Securities held to maturity, fair value
    of $20,972 at September 30, 2002 and
    $1,855 at December 31, 2001                            20,421        1,831

Loans                                                     202,947      181,757
        Less allowance for loan losses                      1,854        1,534
                                                        ---------     --------
Net loans                                                 201,093      180,223

Accrued interest receivable                                 2,082        1,878
Federal Home Loan Bank Stock, at cost                       3,855        4,327
Premises and equipment, net                                 3,879        4,134
Bank owned life insurance                                   8,776        8,432
Other assets                                                2,656        3,061
                                                        ---------     --------
        Total assets                                    $ 386,683      343,360
                                                        =========     ========
Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                            $ 270,747      231,720
    Advances from Federal Home Loan Bank                   73,593       70,627
    Other liabilities                                       3,823        4,262
                                                        ---------     --------
        Total liabilities                                 348,163      306,609
                                                        ---------     --------

Stockholders' Equity:
    Preferred Stock; $.01 par value; authorized
      1,000,000 shares; issued and
      outstanding -- none                                      --           --
    Common Stock, $.01 par value; 5,000,000 shares
      authorized; 3,451,257 shares issued
      at September 30, 2002 and December 31, 2001              35           35
    Additional paid-in capital                             20,301       20,167
    Retained earnings                                      21,323       19,779
    Treasury stock -- at cost; 277,450 and 107,800
      shares at September 30, 2002 and December 31,
      2001, respectively                                   (3,006)      (1,154)
    Accumulated other comprehensive income (loss)           1,578          (66)
    Unearned compensation                                    (565)        (751)
    Unallocated shares of ESOP                             (1,146)      (1,259)
                                                        ---------     --------
        Total stockholders' equity                         38,520       36,751
                                                        ---------     --------

Total liabilities and stockholders' equity              $ 386,683      343,360
                                                        =========     ========

          See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months         Nine months
                                    Ended September 30,  Ended September 30,
                                    -------------------  -------------------
                                       2002      2001      2002       2001
                                    --------   --------  -------    --------
Interest income:
    Loans                            $ 3,694     3,613    10,751     10,746
    Securities                         2,173     2,235     6,568      6,930
    Other                                  2        --         4         11
                                     -------   -------   -------    -------
                                       5,869     5,848    17,323     17,687
                                     -------   -------   -------    -------
Interest expense:
    Deposits                           2,008     2,419     5,886      7,901
    Borrowings                           971     1,022     2,916      2,982
                                     -------   -------   -------    -------
                                       2,979     3,441     8,802     10,883
                                     -------   -------   -------    -------
        Net interest income            2,890     2,407     8,521      6,804

Provision for loan losses                130        90       470        225
                                     -------   -------   -------    -------
Net interest income after
    provision for loan losses          2,760     2,317     8,051      6,579
                                     -------   -------   -------    -------
Non interest income:
    Service charges and other
    fee income                           451       347     1,299      1,000
    Net gain on sale of
    securities                           151        91       359        412
    Increase in cash value of
      bank owned life insurance          114       116       344        311
    Net gain on sale of loans             67        46       175        106
    Other                                  6         5        13         13
                                     -------   -------   -------    -------
                                         789       605     2,190      1,842
                                     -------   -------   -------    -------
Non interest expenses:

    Salaries and employee benefits     1,354     1,089     3,869      3,157
    Office occupancy and equipment       401       401     1,232      1,262
    Professional fees                    121       127       398        409
    Marketing and advertising             63        84       297        274
    Data processing                       56        56       171        169
    Reduction of environmental
      remediation liability               --        --      (166)        --
    Other                                458       436     1,419      1,308
                                     -------   -------   -------    -------
                                       2,453     2,193     7,220      6,579
                                     -------   -------   -------    -------
Income before income tax expense       1,096       729     3,021      1,842

Income tax expense                       348       223       930        571
                                     -------   -------   -------    -------
Net income                           $   748       506     2,091      1,271
                                     =======   =======   =======    =======
Net income per common share:
      Basic                          $  0.25      0.16      0.70       0.40
                                     =======   =======   =======    =======
      Diluted                        $  0.24      0.16      0.67       0.40
                                     =======   =======   =======    =======


See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                              Nine months
                                                           Ended September 30,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Cash flows from operating activities:
Net income                                              $   2,091        1,271
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                             603          604
    Amortization of fees, discounts and
      premiums                                                449          123
    Provision for loan losses                                 470          225
    Reduction of environmental remediation liability         (166)        --
    Net gain on sale of securities available
     for sale                                                (359)        (412)
    Net gain on sale of loans                                (175)        (106)
    Net gain from sale of real estate owned                   (19)          (7)
    Allocation of ESOP                                        247          163
    Amortization of deferred stock compensation               186           64
    Increase in cash value of BOLI                           (344)        (311)
    Proceeds from sale of loans held for sale              14,244        8,009
    Loans originated for sale                             (13,303)      (7,594)
    Decrease/(increase) in accrued interest
      receivable                                             (204)         334
    Increase in other assets                                 (725)        (147)
    Decrease in other liabilities                            (273)        (384)
                                                        ---------    ---------

Net cash provided by operating activities                   2,722        1,832
                                                        ---------    ---------

Cash flows from investing activities:
  Proceeds from maturities of and principal
    collected on securities available for sale             32,855       26,031
  Proceeds from maturities of and principal
    collected on securities held to maturity                1,059           --
  Proceeds from sales of securities available
    for sale                                               74,134       86,333
  Purchases of securities available for sale             (108,617)    (125,678)
  Purchases of securities held to maturity                (19,683)        --
  Loans originated and purchased                          (66,386)     (35,591)
  Principal collected on loans                             44,117       26,389
  Purchase of bank owned life insurance                        --       (3,000)
  Proceeds from sale of real estate owned                     110           89
  Redemption of FHLB stock                                  1,975           --
  Purchases of FHLB stock                                  (1,503)        (525)
  Purchases of premises and equipment, net                   (348)        (100)
                                                        ---------    ---------

Net cash used in investing activities                     (42,287)     (26,052)
                                                        ---------    ---------

                                   (continued)

                           FINGER LAKES BANCORP, INC.

                                 (in thousands)
                                   (unaudited)

                                                          Nine months
                                                      Ended September 30,
                                                   ------------------------
                                                      2002          2001
                                                   ----------    ----------
Cash flows from financing activities:

  Net increase in savings, demand and money
    market accounts                                 $ 11,326      15,097
  Net increase/(decrease) in time
    deposits                                          27,701      (8,166)
  Net increase in short term advances from FHLB        3,900       5,600
  Long term advances from FHLB                            --      15,124
  Repayments of long term advances from FHLB            (934)       (807)
  Shares acquired for stock benefit plans                 --        (937)
  Stock options exercised                                 --          20
  Purchase of treasury stock                          (1,852)         --
  Stock issuance costs                                    --         (24)
  Dividends on common stock                             (547)       (620)
                                                    --------    --------
Net cash provided by financing activities             39,594      25,287
                                                    --------    --------
Net increase in cash and cash equivalents                 29       1,067


Cash and cash equivalents at beginning of period       3,875       4,496
                                                    --------    --------
Cash and cash equivalents at end of period          $  3,904       5,563
                                                    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $  8,723      10,838
    Income taxes                                         883         410

Non-cash investing activities:
  Transfer of loans to real estate owned            $     57         113



See accompanying notes to consolidated financial statements.

                           FINGER LAKES BANCORP, INC.

            Consolidated Statement of Changes in Stockholders' Equity
                      Nine months ended September 30, 2002
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                                 Accumulated
                                              Additional                            Other      Unearned  Unallocated
                                    Common    Paid - in    Retained   Treasury  Comprehensive  Compen-     Shares
                                    Stock      Capital     Earnings     Stock       Income      sation    of ESOP      Total
                                   --------   ----------   --------   --------  -------------  --------  -----------  ---------
Balance at December 31, 2001       $     35      20,167      19,779    (1,154)        (66)      (751)     (1,259)       36,751

Comprehensive income:

  Net income                             --          --       2,091        --          --         --          --         2,091

  Change in net unrealized
      gains/losses on securities
      available for sale, net of
      taxes                              --          --          --        --       1,644         --          --         1,644
                                                                                                                       -------
Total comprehensive income                                                                                               3,735
                                                                                                                       -------
Allocation of shares under ESOP          --         134          --        --          --         --         113           247

Purchase of treasury shares              --          --          --    (1,852)         --         --          --        (1,852)

Amortization of deferred stock
  compensation                           --          --          --        --          --        186          --           186

Cash dividends declared, $.18
  per share                              --          --        (547)       --          --         --          --          (547)
                                   --------    --------    --------  --------    --------    -------    --------      --------
Balance at September 30, 2002      $     35      20,301      21,323    (3,006)      1,578       (565)     (1,146)       38,520
                                   ========    ========    ========  ========    ========    =======    ========      ========

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

     On July 21, 2002, the Bancorp signed a definitive merger agreement with First Niagara Financial Group, Inc., under which First Niagara Financial Group, Inc. will, subject to regulatory and shareholder approval as well as other conditions set forth in the agreement, acquire all of the outstanding shares of the Bancorp for $20.00 per share and the Bancorp will be merged into First Niagara Financial Group, Inc. As a result of the merger, Savings Bank of the Finger Lakes will also be merged into First Niagara Financial Group, Inc. The transaction is expected to be completed during the first quarter of 2003.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

     The unaudited consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Amounts in the prior periods' consolidated financial statements are reclassified when necessary to conform to the current periods' presentation. All intercompany accounts and transactions have been eliminated in consolidation.

(3)  NET INCOME PER SHARE

     Basic net income per common share for the three-month and nine-month periods ended September 30, 2002 and 2001 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares and deferred stock compensation shares. Diluted net income per common share reflects the effects of incremental common shares (computed using the treasury stock method) that would be issuable upon exercise of dilutive stock options and unearned stock compensation.

     The following is a summary of the net income per share calculations (in thousands, except net income per share):

                                     For the three months              For the nine months
                                   Ended September 30, 2002         Ended September 30, 2002
                                   ------------------------         ------------------------
                                    Basic           Diluted           Basic          Diluted
                                   -------         ---------        --------        ---------

Net income                         $   748              748         $  2,091            2,091
                                   -------         ---------        --------        ---------

Weighted average shares              2,942            2,942            2,967            2,967
Common stock equivalents               ---              188              ---              135
                                   -------         --------         --------        ---------

Total weighted average shares        2,942            3,130            2,967            3,102
                                   =======         ========         ========        =========

Net income per share               $  0.25             0.24         $   0.70             0.67
                                   =======         ========         ========        =========



                                     For the three months              For the nine months
                                   Ended September 30, 2001         Ended September 30, 2001
                                   ------------------------         ------------------------
                                    Basic           Diluted           Basic          Diluted
                                   -------         ---------        --------        ---------
Net income                         $   506              506         $  1,271            1,271
                                   -------         --------         --------        ---------

Weighted average shares              3,154            3,154            3,193            3,193
Common stock equivalents               ---               37              ---               25
                                   -------         --------         --------        ---------

Total weighted average shares        3,154            3,191            3,193            3,218
                                   =======         ========         ========        =========

Net income per share               $  0.16             0.16         $   0.40             0.40
                                   =======         ========         ========        =========


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Where appropriate, the following discussion relating to Finger Lakes Bancorp, Inc. (referred to as FLBC") contains the insights of management into known events and trends that have or may be expected to have a material effect on FLBC's operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.

When or if used in any Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases" "anticipate," would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "is estimated," "is projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in FLBC's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in FLBC's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

FLBC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect FLBC's financial performance and cause FLBC's actual results for future periods to differ materially from those anticipated or projected. FLBC does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets as of September 30, 2002 were $386.7 million, an increase of $43.3 million or 12.6% from December 31, 2001. The increase was due primarily to a $20.9 million or 11.6% increase in net loans, an increase of $4.4 million or 3.3% in securities available for sale, and an increase of $18.6 million in securities held to maturity. Commercial real estate and business loans increased by $21.2 million. In addition, home equity loans increased by $5.0 million and other consumer loans increased by $3.0 million, while residential mortgage loans decreased by $8.0 million. The increase in securities available for sale is a result of purchases of $108.6 million, partially offset by amortizations and prepayments of $32.9 million and sales of $74.1 million. The increase of $18.6 million in securities held to maturity represents securities purchased in connection with a leverage strategy implemented to enhance net interest income.

The growth in assets during the first nine months of 2002 was funded in part by a $39.0 million or 16.8% increase in total deposits. Savings deposits increased by $4.7 million or 7.9%, demand deposits increased $6.6 million or 23.0%, and certificate of deposits increased $17.7 million or 12.4%. In addition, the Company originated $10.0 million in brokered certificates of deposit during the second quarter of 2002. Advances from the Federal Home Loan Bank of New York ("FHLB") increased by $3.0 million or 4.2% during the first nine months of 2002, as funding needs exceeded retail deposit growth.

Stockholders' equity totaled $38.5 million as of September 30, 2002, an increase of $1.8 million from December 31, 2001. The increase in stockholders' equity resulted from net income of $2.1 million, and an increase of $1.6 million in the market value of securities available for sale, net of related deferred income taxes, partially offset by dividend distributions of $548,000, and treasury shares purchased in the amount of $1.9 million at an average cost of $10.91.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

Net income for the quarter ended September 30, 2002 amounted to $748,000 or $0.24 per diluted share, compared to net income of $506,000, or $0.16 per diluted share for the quarter ended September 30, 2001. The increase in net income is primarily attributable to an increase of $483,000 in net interest income, as well as an increase in noninterest income of $184,000. This was partially offset by an increase of $260,000 in noninterest expenses, an increase in provision for loan losses of $40,000 and an increase of $125,000 in income tax expense.

NET INTEREST INCOME

Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.9 million for the three month period ended September 30, 2002, an increase of $483,000 from the same period last year. The average interest rate spread for the three-month period ended September 30, 2002 was 2.96% versus 2.63% during the same period in 2001. The average yield on interest-earning assets decreased 68 basis points from 7.10% to 6.42%, while the average cost of interest-bearing liabilities decreased 101 basis points from 4.47% to 3.46%.

INTEREST INCOME

Total interest income for the three-month period ended September 30, 2002 amounted to $5.9 million, relatively unchanged from the same period in 2001. The average yield on earning assets decreased to 6.42% during the three months ended September 30, 2002 compared to 7.10% in the same period of 2001. Interest income on loans for the three months ended September 30, 2002 amounted to $3.7 million, an increase of $81,000 from the same period in 2001. Total loans increased by $18.9 million to an average outstanding loan balance of $200.8 million for the three months ended September 30, 2002, offset by a decrease in the average yield to 7.30% from 7.88% during the same period last year. Interest income on securities for the three months ended September 30, 2002 amounted to $2.2 million, a decrease of $62,000 from the same period last year. Changes in interest income on securities resulted from an increase in the average outstanding securities balance (at amortized cost) of $17.1 million to $162.1 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 80 basis points to 5.32%.

INTEREST EXPENSE

Total interest expense for the three months ended September 30, 2002 was $3.0 million, a decrease of $462,000 from the same period in 2001. During the third quarter of 2002, interest expense on deposits amounted to $2.0 million while interest expense on borrowed funds amounted to $971,000. Interest expense on deposits decreased $411,000 or 17.0% as average deposits increased $35.9 million to $269.8 million and the average cost of deposits decreased 115 basis points to 2.95%. The average cost of borrowings decreased 30 basis points to 5.36% from 5.66% a year ago, while average outstanding borrowings remained relatively flat at $71.8 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $130,000 for the three months ended September 30, 2002, an increase of $40,000 from the same period last year. This increase reflects management's consideration of qualitative factors, including, but not limited to, the substantial growth in commercial real estate and business loans. The allowance for loan losses amounted to $1.9 million as of September 30, 2002 or 0.91% of total loans outstanding and 616% of non-performing loans. Non-performing loans decreased from $362,000 as of December 31, 2001 to $301,000 as of September 30, 2002. The decrease in non-performing loans primarily relates to a charge off of $76,000 on one commercial relationship. The ratio of non-performing assets to total assets was 0.10% at September 30, 2002 as compared to 0.20% at December 31, 2001. Net recoveries of $8,500 were recognized during the third quarter of 2002, as compared to net charge-offs of $102,000 for the same period last year.

Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. To the best of Management's knowledge, the allowance for loan losses includes all known and inherent losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

NONINTEREST  INCOME

Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $789,000 for the three months ended September 30, 2002, an increase of $184,000 or 30.4% compared to the third quarter of 2001. Service charges and other fee income was $451,000 for the three months ended September 30, 2002, an increase of $104,000 over the same period in 2001. This improvement is primarily attributable to an increase of $84,000 in service charges on deposit accounts and $22,000 in loan prepayment penalties. Net gains on the sale of securities were $151,000, an increase of $60,000 from the same period last year. This increase resulted primarily from sales of securities with longer average lives, as we restructured a portion of the securities portfolio to achieve an overall shorter duration of the portfolio.

NONINTEREST EXPENSE

Noninterest expense amounted to $2.5 million for the three months ended September 30, 2002, an increase of $260,000 or 11.9% from the same period last year. An increase of $265,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. Office occupancy and equipment expense remained unchanged from the prior year. Professional fees decreased $6,000 or 4.7% from the same period last year, primarily due to the decision to discontinue outsourcing certain information technology functions. Marketing and advertising expenses decreased $21,000 or 25% from the same period last year, primarily due to expenses relating to a new product line for small business, introduced at this time last year. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $22,000 or 5.0% from the same period last year.

INCOME TAXES

Income tax expense for the three months ended September 30, 2002 was $348,000 on income before tax of $1.1 million, reflecting an effective tax rate of 31.8%. For the same period in 2001, the effective rate was 30.6%. We have managed our effective tax rate through our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, the formation of a real estate investment trust in September 2001, as well as our investment in municipal bonds, which totaled $2.4 million at September 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

Net income for the nine months ended September 30, 2002 amounted to $2.1 million or $0.67 per diluted share, compared to net income of $1.3 million, or $0.40 per diluted share for the nine months ended September 30, 2001. The increase in net income is primarily attributable to an increase of $1.7 million in net interest income and an increase of $348,000 in noninterest income. This was partially offset by an increase of $641,000 in noninterest expenses, an increase of $245,000 in loan loss provisions, and an increase of $359,000 in income tax expense.

NET INTEREST INCOME

Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of our interest-earning assets and interest-bearing liabilities. Net interest income amounted to $8.5 million for the nine-month period ended September 30, 2002, an increase of $1.7 million from the same period last year. The average interest rate spread for the nine-month period ended September 30, 2002 was 3.07% versus 2.47% during the same period in 2001. Based on the maturity and repricing characteristics of the Company's balance sheet, during the first nine months of the year 2002 when interest rates were falling, liabilities repriced at a faster rate than assets. The average yield on interest-earning assets decreased 62 basis points from 7.30% to 6.68%, while the average cost of interest-bearing liabilities decreased 123 basis points from 4.83% to 3.60%.

INTEREST INCOME

Total interest income for the nine-month period ended September 30, 2002 amounted to $17.3 million, a decrease of $364,000 from the same period in 2001. The average yield on earning assets decreased to 6.68% during the nine months ended September 30, 2002 compared to 7.30% in the same period of 2001. Interest income on loans for the nine months ended September 30, 2002 amounted to $10.8 million, relatively unchanged from the same period in 2001. Total loans increased to an average outstanding loan balance of $192.0 million for the nine months ended September 30, 2002, offset by a decrease in the average yield to 7.49% from 8.05% during the same period last year. Interest income on securities for the nine months ended September 30, 2002 amounted to $6.6 million, a decrease of $362,000 from the same period last year. This decrease was attributed to an increase in the average outstanding securities balance (at amortized cost), which increased by $9.5 million to $154.5 million, offset by a decrease in the yield on the portfolio, as the average yield decreased 70 basis points to 5.69%.

INTEREST EXPENSE

Total interest expense for the nine months ended September 30, 2002 was $8.8 million, a decrease of $2.1 million from the same period in 2001. For the first nine months of 2002, interest expense on deposits amounted to $5.9 million while interest expense on borrowed funds amounted to $2.9 million. Interest expense on deposits decreased $2.0 million as average deposits increased $20.4 million to $253.6 million while the average cost of deposits decreased 143 basis points to 3.10%. Interest expense on borrowings decreased $66,000 from the same period last year. The average cost of borrowings decreased 53 basis points to 5.32% from 5.85% a year ago, while the average outstanding borrowings increased $5.2 million to $73.3 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $470,000 for the nine months ended September 30, 2002, an increase of $245,000 from the same period last year. This increase reflects management's consideration of qualitative factors, including, but not limited to, the substantial growth in commercial real estate and business loans. The allowance for loan losses amounted to $1.9 million as of September 30, 2002 or 0.91% of total loans outstanding and 616% of non-performing loans. Non-performing loans decreased from $362,000 as of December 31, 2001 to $301,000 as of September 30, 2002. The decrease in non-performing loans is primarily the result of a charge off of one commercial relationship. The ratio of non-performing assets to total assets was 0.10% at September 30, 2002 as compared to 0.20% at December 31, 2001. Net charge-offs during the first nine months of 2002 were $181,000, as compared to $153,000 for the same period last year.

Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. To the best of Management's knowledge, the allowance for loan losses includes all known and inherent losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

NONINTEREST INCOME

Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, increases in the value of bank owned life insurance, and gains and losses on loans and securities sold, was $2.2 million for the nine months ended September 30, 2002, an increase of $348,000 or 18.9% compared to the same period in 2001. Service charges and other fee income was $1.3 million for the nine months ended September 30, 2002, an increase of $299,000 or 29.9% over the same period in 2001. This improvement is primarily attributable to an increase of $237,000 or 32.4% in service charges on deposit accounts, as well as $87,000 in loan prepayment penalties. Gains on sale of securities decreased $53,000 during the nine-month period ended September 30, 2002 as compared to the same period last year as a result of a restructuring of the portfolio during 2001. The increase of $69,000 in net gains from the sale of loans reflects higher levels of loan sales during 2002. The increase in the cash value of bank owned life insurance in the amount of $33,000 can be attributed to the purchase of additional insurance in March 2001.

NONINTEREST EXPENSE

Noninterest expense amounted to $7.2 million for the nine months ended September 30, 2002, an increase of $641,000 or 9.7% from the same period last year. An increase of $712,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the cost of stock-based benefit plans. A decrease of $30,000 in office occupancy and equipment expense was in part the result of lower depreciation expense, due to a fully depreciated branch and related equipment in our Ithaca market. In addition, lower utility costs this year contributed $14,000 to the reduction in office occupancy expense. Professional fees decreased $11,000 or 2.8%, due in part to the decision to discontinue outsourcing certain information technology functions. This decrease in professional fees is offset by increased legal fees incurred in connection with a review of certain benefit plans. Marketing expenses increased $23,000 or 8.4% primarily due to expenses relating to a certificate of deposit promotion targeted at longer term maturities, as well as a renewed home equity loan campaign. In the second quarter of 2002, we reversed $166,000 of accruals for environmental remediation relating to a foreclosed dry cleaning and laundry facility, as the final project costs were less than the budgeted estimates. The remediation work is completed and we are currently negotiating a contract to continue monitoring of the property. We have determined that the recorded liability is currently adequate to cover the anticipated costs of the monitoring for the new contract period. Other noninterest expense, which in part includes postage, office supplies, telephone charges, director's fees, insurance, and third party check processing, increased $111,000 or 8.5% from the same period last year. This is in part due to increased costs on life insurance policies, as well as increased costs for NASDAQ filing and investor relations.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2002 was $930,000 on income before tax of $3.0 million, reflecting an effective tax rate of 30.8%. For the same period in 2001, the effective rate was 31.0%. The decrease in our effective tax rate is the result of our purchase of bank owned life insurance, which is a tax-advantaged means of financing employee benefits, the formation of a real estate investment trust in September 2001, as well as our investment in municipal bonds, which totaled $2.4 million at September 30, 2002.

ITEM 3 -- QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at June 30, 2002 (date of latest available data):

  BASIS POINT           ESTIMATED NET PORTFOLIO VALUE            NPV AS % OF PV OF ASSETS
    CHANGE           ------------------------------------      ---------------------------
   IN RATES                                                                   BASIS POINTS
                     $ AMOUNT      $ CHANGE      % CHANGE      NPV RATIO         CHANGE
                     --------      --------      --------      ---------      ------------
                     (Dollars in Thousands)

     +300         $   23,764        (17,606)        (43)%          6.36%         (392) bp
     +200             30,579        (10,790)        (26)           7.97          (232) bp
     +100             36,936        (4,433)         (11)           9.38           (90) bp
       -              41,370             -            -           10.28             -
     -100             41,810            440           1           10.27            (2) bp



As shown by the table, increases in interest rates are estimated to significantly decrease our NPV, while decreases in interest rates are estimated to result in much smaller net changes in our NPV. The table suggests that in the event of a 200 basis point increase in interest rates, we would experience a decrease in NPV as a percentage of assets to 7.97% from 10.28%. Net portfolio values in a falling rate environment of 200 and 300 basis points or more have not been shown, due to the current interest rate environment of historically low rates.

The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

ITEM 4 -- CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer, G. Thomas Bowers, and Chief Financial Officer, Terry L. Hammond, have concluded the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

        Item 5 Other Information

                      None

        Item 6 Exhibits and Reports on Form 8-K

                      (a)    See Index to Exhibits
                      (b)    Reports on Form 8-K

                             On July 23, 2002, the registrant filed a Current Report on Form 8-K, which disclosed, pursuant to Items 2 and 7 of such report, a definitive merger agreement had been signed by First Niagara Financial Group, Inc. and the registrant on July 21, 2002, pursuant to which First Niagara Financial Group, Inc. will acquire all of the outstanding shares of Finger Lakes Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 14, 2002                                 By: /s/ G. Thomas Bowers
                                                             ---------------------------
                                                          G. Thomas Bowers
                                                          Chairman, President and Chief
                                                          Executive Officer


Date:   November 14, 2002                                 By:  /s/  Terry L. Hammond
                                                              --------------------------
                                                          Terry L. Hammond
                                                          Executive Vice President and
                                                          Chief Financial Officer

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas Bowers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finger Lakes Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to made the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              /s/  G. Thomas Bowers
                                                   --------------------------------------
                                                   G. Thomas Bowers
                                                   President and Chief Executive Officer

      CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Terry L. Hammond, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finger Lakes Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to made the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                            /s/ Terry L. Hammond
                                                   ------------------------------
                                                   Terry L. Hammond
                                                   Executive Vice President and
                                                   Chief Financial Officer